Form 10-Q
period 2017-05-31
BorrowMoney.com, Inc.
filed 2017-07-14
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-208854

BORROWMONEY.COM, INC.

(Exact name of registrant as specified in its charter)

Florida	7389	65-0981503
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

9935 Shore Road Unit 6-C

Brooklyn, New York 11209

1-212-265-2525

(Address, including zip code, and telephone number,

Including area code, of Registrant’s principal executive offices)

Agent for Service:

ANGELA PISCITELLO

55 SE 2nd Ave.

Delray Beach, Florida 33444

(212) 265-2525

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]	Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The total number of shares of common stock, par value $.01 per share, outstanding as of June 21, 2017 was 22,053,000. The Registrant has no other class of common stock outstanding

BORROWMONEY.COM, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BorrowMoney.com, Inc.

Consolidated Balance Sheets

(Unaudited)

	May 31, 2017	August 31, 2016

Assets
Current assets
Cash	$7,472	$9,248
Total current assets	7,472	9,248

Total Assets	$7,472	$9,248

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$4,650	$1,500
Accrued interest	15,470	9,725
Notes payable related party	205,220	167,720
Total current liabilities	225,340	178,945

Stockholders’ deficit:
Preferred stock 20,000,000 shares authorized $0.0001 par value none issued and outstanding at May 31, 2017 and August 31, 2016, respectively	-	-
Common stock-100,000,000 shares authorized $0.0001 par value 22,053,000 issued and outstanding at May 31, 2017 and August 31, 2016, respectively	2,205	2,205
Additional paid-in capital	218,795	218,795
Accumulated deficit	(438,868)	(390,697)
Total stockholders’ deficit	(217,868)	(169,697)

Total Liabilities & Stockholders’ Deficit	$7,472	$9,248

See notes to unaudited interim consolidated financial statements.

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2017	2016	2017	2016

Revenue	$14,935	$-	$14,935	$-
Costs related to service revenue	2,456	-	2,456	-

Operating expenses:
General & administrative	10,514	29,217	54,905	114,511
Total operating expenses	10,514	29,217	54,905	114,511

Income (Loss) from operations	1,965	(29,217)	(42,426)	(114,511)
Other expense:
Interest expense	(2,072)	(1,758)	(5,745)	(4,385)
Total other expenses	(2,072)	(1,758)	(5,745)	(4,285)

Net loss before income taxes	(107)	(30,975)	(48,171)	(118,896)
Income taxes	-	-	-	-

Net loss	$(107)	$(30,975)	$(48,171)	$(118,896)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding (basic & diluted)	22,053,000	22,053,000	22,053,000	22,036,978

See notes to unaudited interim consolidated financial statements.

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended May 31,
	2017	2016

Cash flows from operating activities:
Net Loss	$(48,171)	$(118,896)
Changes in net assets and liabilities:
Increase in accrued expenses and accrued interest	8,895	4,385
Cash used in operating activities:	(39,276)	(114,511)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	70,000
Proceeds from related party loans	42,500	64,734
Repayment of related party loans	(5,000)	-
Cash provided by financing activities	37,500	134,734

Change in cash	(1,776)	20,223
Cash-beginning of period	9,248	6,700
Cash-end of period	$7,472	$26,923

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited interim consolidated financial statements.

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Three and Nine Month Periods Ended May 31, 2017 and 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

On April 28, 2015, Horizon Group Holding, Inc., a Florida corporation, entered into a Share Exchange Agreement (the “Agreement”) with BorrowMoney.com Inc., a New York Corporation (“BMNY”) pursuant to which BorrowMoney.com Inc., would become a wholly-owned subsidiary of Horizon Group Holding, Inc. The share exchange was accounted for as a reverse acquisition with BorrowMoney.com Inc., being treated as the acquiring company for accounting purposes. Pursuant to the agreement the Horizon Group Holding changed its name to BorrowMoney.com, Inc. (BMFL).

In connection with the Agreement, the Company acquired 100% of the issued shares of BMNY, Inc., in a share exchange where 10,000 shares of the Company were issued to the shareholders of BMNY in exchange for each share of BMNY for a total issuance of 20,000,000 common shares.

BMNY a wholly-owned subsidiary of the Company as a result of the Agreement was incorporated under the laws of the state of New York on August 9, 2010.

BorrowMoney.com, Inc.’s objective is to provide an internet based platform that can match mortgage and loan providers with prospective borrowers. The Company will offer to borrowers “screened lenders” and ensure the lenders trustworthiness and legitimacy. The Company intends to provide institutional lenders with innovative digital solutions by offering technologically advanced gathered leads through an exclusive proprietary platform. Planned principal operations have not yet commenced.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation- The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S.GAAP”).

The interim unaudited consolidated financial statements as of May 31, 2017, and for the nine months ended May 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended August 31, 2016.

Going Concern

The accompanying interim unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned nominal revenue, and has minimal operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, its cash position may not be significant enough to support daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate revenues.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of May 31, 2017 and August 31, 2016, respectively:

	May 31, 2017	August 31, 2016

1 note payable to related parties bearing interest at 4% Balance at beginning of year	$167,720	$100,000
Advances received	42,500	85,600
Payments made	(5,000)	(17,880)
Balance at end of period	205,220	167,720
Less current portion	(205,220)	(167,720)
Due after one year	$-	$-

In connection with the note the Company has an accrued interest obligation as of May 31, 2017 and August 31, 2016 of $15,470 and $9,725, respectively. As of May 31, 2017 and August 31, 2016 the current principal balance is $205,220 and $167,720, respectively for the above note. The note is past due.

The company utilizes approximately 1,800 square feet of office space in Brooklyn, NY. The space is owned by the President and is provided without charge to the company.

E-Wiz solutions, LLC has billed and been paid $16,090 for web design work for the nine months ended May 31, 2017. The CEO of E-Wiz Solutions, LLC is a director of BorrowMoney

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information specifies certain forward-looking statements of management of the Company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been complied by our management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of these forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Overview

BorrowMoney.com, Inc. was incorporated in the state of Florida on January 27, 2000, originally known as Sports.com, Inc. Since its inception and up until May 4, 2015, the Company has undergone several name changes, the last being BorrowMoney.com, Inc. On May 4, 2015, the Company became BorrowMoney.com, Inc. Simultaneously, it completed a share exchange with all of the shareholders of BorrowMoney.com, Inc., a New York corporation where 100% of the issued and outstanding shares of the New York Corporation were exchanged for shares in the Florida Corporation which resulted in Borrowmoney.com, Inc., the New York Corporation becoming a wholly owned subsidiary of the Florida Corporation. Unless the context otherwise requires, all references to the “Company,” “we,” “our” “BorrowMoney” or “us” and other similar terms collectively means BorrowMoney.com, Inc.

The Company has created an Internet-based loan marketplace for consumers and our customers, which are lenders. Our technology is now operational and we are able to collect consumer credit requests and compare those requests and related credit information for submission to lenders which have joined our technology platform. We are not a lender. We currently can intake consumer applications and inquiries for submission to participating lenders who receive consumer credit requests that are received online from consumers. We have minimal revenues and must have additional lenders join our marketplace to generate significant revenues. As more lenders join our network within a consumer’s geographic areas within the United States, consumers will receive up to three (3) offers in response to a single credit request and then be able to compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a cost that is lower than the costs associated with off-line loan originations. Our marketplace encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, and personal loans. We have an additional category for submissions to lenders for business loans. We recently added capabilities to our technology and proprietary Internet platform which assists a consumer in finding a realtor within the geographic area that the consumer is attempting to either purchase or sell real property.

BorrowMoney.com, Inc.’s main objective is to provide a service for the internet mortgage and loan provider business. BorrowMoney.com, Inc.’s business model envisions providing current, qualified leads to local lending institutions who are currently members of the National Mortgage Listing Service. These leads will represent qualified borrowers in targeted zip code locations where the lender conducts business. Our internet platform offers a portal geared toward providing services to lending institutions who would be our customers. The key function of our platform is to provide qualified leads to local mortgage and lending professionals. The Company monetizes customer inquiries through the use of various advertising methods. The Company sells advertising space on its website and creates revenue through the sale of advertisement space, membership fees and lead packages.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period until we are no longer an “emerging growth company.”

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of an offering completed on May, 2017, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our products and/or sales methods.

Plan of Operations

During the next 12 months, we expect to take the following steps in connection with the further growth of our business in the implementation of a plan of operations:

We are presently operational with respect to our technology and are ready to obtain agreements with lenders for geographic areas and ZIP Codes. We expect to spend the next 12 months obtaining agreements with lenders, maintaining our Internet-based platform, and begin generating revenues for our marketplace services. Over the next 12 months our growth is designed to attract a modest level of business aimed at reaching a breakeven point and create consumer and lender awareness of the Company as a reliable and credible Internet-based loan marketplace. The budget for the next 12 months is estimated to be $73,990, which is being provided for by our founding principal and President, Aldo Piscitello. A breakdown of the estimated cost for our next 12 months of operation are as follows:

ACCOUNTING SERVICE	3,000
AMAZON (AWS) WEB HOSTING SERVICE, AND MAINTENANCE	7,000
4 EMPLOYEES BASIC EXPENSE COMMISSION BASE ON 1099	20,000
AOL BACK UP EMAIL SERVICE	120
E-WIZ SOLUTION, INC, IT UPDATE MAINTENANCE AND SERVICE	10,000
GODADDY, DOMAIN NAMES HOSTING. SERVICE. AND MAINTENANCE	2,500
GOOGLE EMAIL SERVICE	550
LEGAL FEES	2,000
LIVE CHAT INC , WEB SITE SERVICE	250
MARKETING MATERIAL	5,000
NETFLIX .COM, DOWNLOAD SERVICE	100
OFFICE SUPPLY	1,000
PERSOLVENT INC, CREDIT CARDS MAINTENANCE SERVICE	220
PUBLIC STORAGE, RENT FOR COMPUTERS AND OFFICE SUPPLY	1,100
QUICK BOOKS ONLINE ACCOUNTING SERVICE,	550
OFFICE SPACE RENT	15,000
TELEPHONE SERVICE,	3,800
THE FINANCIAL SERVICE, RATES UPDATE SERVICE	600
VSTOCK TRANSFER LLC,	1,200
TOTAL	73, 990

Revenues are expected to be minimal as the volume of lender agreements during this initial stage of operation is expected to be low. We expect to operate at a loss during our initial growth/operating period. No salary is planned to be paid to the President, Directors, or other executive officers until the Company has completed 12 months of operations. Only our contract part time employees will be compensated.

Contingent upon the successful completion of our next 12 months of operation, we plan to aggressively expand our operation and business. Our expansion would be accompanied by an increase in the number of employees to obtain lender agreements for ever-expanding geographic areas.

Sources of Revenue

BorrowMoney.com will generally be compensated from fees paid by its members and fees paid for supplying “leads” to participating lenders and other financial institutions. However, as of the filing of this prospectus, the Company has not generated any revenues, but is in the final development stage in anticipation of launching its web site gradually in selected markets.

Channels of Distribution; Marketing Costs

BorrowMoney.com markets and offers services directly to customers through its branded website allowing customers to transact directly with BorrowMoney.com in a convenient manner. The Company has made, and expects to continue to make, substantial investments in online and offline advertising to build its brands and drive traffic to its businesses. The cost of acquiring new customers through online and offline third-party distribution channels has increased, particularly in the case of online channels as internet commerce continues to grow and competition in the housing market increases. BorrowMoney.com expects sales and marketing expense as a percentage of revenue to continue to increase.

Results of Operations

Three Months ending May 28, 2017 as compared to May 31, 2016

The Company had $14,935 in revenue for the three month period ended May 31, 2017 and $0 in 2016. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $2,456 for the three month period ended May 31, 2017.

Operating expenses for the Three month period ending May 31, 2017 were $10,514 compared to $29,217 for the Three month period ending May 31, 2016. The $18,703 decrease in operating expenses was due primarily to a reduction in legal and accounting fees.

Nine Months ending May 31, 2017 as compared to May 31, 2016

The Company had $14,935 in revenue for the nine month period ended May 31, 2017 and $0 in 2016. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $2,456 for the Nine month period ended May 31, 2017.

Operating expenses for the Nine month period ending May 31, 2017 were $54,905 compared to $114,511 for the nine month period ending May 31, 2016. The $59,606 decrease in operating expenses was due primarily to (a) a $24,236 reduction in legal and accounting fees; (b) a $13,903 reduction in travel costs and (c) a $20,050 reduction in web development costs.

Financial Position, Liquidity and Capital Resource

As of May 31, 2017, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the company through a private offering of its securities to supplement its capital requirements. For the nine months ended May 31, 2017 the company used $39,276 in operating activities and the Company was funded by related party loans of $42,500. The cash balance at May 31, 2017 was $7,472. All advances by Mr. Piscitello are payable within twelve months or less. At May 31, 2017 we therefore have a working capital deficiency of $217,868. Interest expense of $5,745 and $4,385 for the nine month periods ended May 31, 2017 and 2016 was the result of accruals related to Mr. Piscitello’s advances.

For the nine months ended May 31, 2016 the Company used $114,511 in operating activities. This was funded by an additional $64,734 in related party loans and $70,000 from the sale of common stock.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Going Concern

Because we have suffered recurring losses from operations and negative operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on Management’s plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 229.10(f) (1) of Regulation S-K, we are not required to provide the information required by this Item. We have chosen to disclose, however, that we have not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Aldo Piscitello, who is the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are, in fact, not effective, the company still lacks segregation of duties as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on March 1, 2017 and ending on May 31 2017, Aldo Piscitello, who is both the Company’s Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company, has been threatened.

Item 1A. Risk Factors

Not applicable for smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2015 we issued 20,000,000 shares of common stock to Aldo Piscitello under terms of a Share Exchange Agreement where we acquired BorrowMoney.com, Inc., a New York corporation, which it became our wholly owned subsidiary.

On September 29, 2015 we issued to Thomas Jones 100,000 restricted shares of our common stock for cash proceeds of $50,000 or $0.50 per share Mr. Jones was an investor and the shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that Securities Act.

On October 30, 2015 we issued to Albert Danza 10,000 restricted shares of our common stock for cash proceeds of $10,000 or $1.00 per share. Mr. Danza was an investor and the shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that Securities Act.

On October 17, 2015 we issued to John Werner 20,000 restricted shares of our common stock for cash proceeds of $10,000 or $0.50 per share. Mr. Werner was an investor and the shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BorrowMoney.com, Inc.
a Florida corporation

Dated: July 14, 2017	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

