Form 10-K
period 2017-08-31
BorrowMoney.com, Inc.
filed 2017-11-28
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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

512 Bayshore Drive

Ft. Lauderdale, Florida 33304

1-212-265-2525

(Address, including zip code, and telephone number,

Including area code, of Registrant’s principal executive offices)

Agent for Service:

ANGELA PISCITELLO

512 Bayshore Drive.

Ft. Lauderdale, Florida 33304

(212) 265-2525

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Yes [  ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2017 is unknown as there is no market for the Registrant’s stock.

The total number of shares of common stock, par value $.01 per share, outstanding as of November 27, 2017 was 22,073,000. The Registrant has no other class of common stock outstanding.

BORROWMONEY.COM, INC.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean BorrowMoney.com, Inc., and its wholly owned subsidiary, BorrowMoney, Inc, a New York corporation, unless otherwise indicated.

General

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

BorrowMoney.com, Inc.’s business objective is to provide a service for the internet mortgage and loan provider business. BorrowMoney.com, Inc.’s business model envisions providing current, qualified leads to local lending institutions who are currently members of the National Mortgage Listing Service. These leads will represent qualified borrowers in targeted zip code locations where the lender conducts business. Our internet platform offers a portal geared toward providing services to lending institutions who would be our customers. The key function of our platform is to provide qualified leads to local mortgage and lending professionals. The Company also sell advertising space on its website and creates revenue through the sale of advertisement space, membership fees and lead packages.

Through our proprietary platform, we provide institutional lenders with a digital solution by offering technologically gathered leads. The key function of our platform is to provide qualified leads to local mortgage and lending professionals. The Company expects to monetize the customer inquiries through the use of various advertising methods.

Products and Services

The Company has created an Internet-based loan marketplace for consumers and our customers, which are lenders. Our technology is now operational and we are able to collect consumer credit requests and compare those requests and related credit information for submission to lenders which have joined our technology platform. We are not a lender. We currently can intake consumer applications and inquiries for submission to participating lenders who receive consumer credit requests that are received online from consumers. We currently have no revenues from lenders and must have additional lenders join our marketplace to generate significant revenues. As more lenders join our network within a consumer’s geographic areas within the United States, consumers will receive up to three (3) offers in response to a single credit request and then be able to compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a cost that is lower than the costs associated with off-line loan originations. Our marketplace encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, and personal loans. We have an additional category for submissions to lenders for business loans. We recently added capabilities to our technology and proprietary Internet platform which allows a consumer to find a realtor within the geographic area that the consumer is attempting to either purchase or sell real property.

We are not a lender; instead, we attract consumers to our Website through various forms of advertising and send their loan requests to subscribed lenders and loan brokers (“Lenders”) participating on our exchange. Our technology platform is the technology that powers our Internet based lending exchange at www.borrowmoney.com.

Consumers begin the Borrowmoney.com process by completing a simple on-line credit request (which we refer to as a “qualification form”). After the consumer completes the qualification form, the consumers’ data is automatically compared to the underwriting criteria of the subscribed Lenders participating on our lending exchange. Qualified consumers can receive multiple loan offers on-line in response to a single credit request and then compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a lower cost of acquisition than traditional marketing channels. Our lending exchange encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, credit cards, and personal loans. Additionally, through our Website we also provide access to other realty services related to owning, maintaining and buying and selling a home, including a network of real estate brokers.

We intend to earn revenue from the Lenders on our exchange which pay us fees (“Transmission Fees”) for qualification forms that meet their underwriting criteria and are transmitted to them. Since a qualification form can be transmitted to more than one Lender, we may generate multiple Transmission Fees for the same form. We also intend to earn revenue for loans that the Lenders on our exchange close with consumers that we referred to them (“Closed-Loan Fees”). We refer to the aggregate of these fees as our Exchanged revenue.

Industry Background

For Lenders, the traditional loan origination process is paper-intensive, time-consuming, and usually accompanied by high fixed costs and labor expense. This inefficient process often involves significant marketing and origination costs.

For consumers, the traditional loan process is time-consuming, requires completion of multiple forms, and can often be frustrating and confusing. Consumers typically search through a variety of loan products from many different lenders, apply to one lender at a time for that lender’s offered terms, and then wait for that lender to approve or reject the application. Competing online lending sites generally mirror the traditional loan origination process. Consumers can visit our Website, view a list of loan products, apply for one product from a lender, and are either given an offer or rate quote or are rejected by the lender. While the consumer proposition presented by online lending websites is the same as the traditional offline process, the business models for online lending websites generally fall into the following two categories:

Lender/Broker Model.

The operators of websites such as Mortgagebot.com, QuickenLoans, and Ditech generate a large portion of revenue in the same way as traditional lenders, from a mark-up over their cost of capital, whether the source of capital is a lender, secondary market purchaser, or warehouse line of credit. In exchange for these mark-ups, the lender/broker undertakes all of the document processing, verification, and customer interaction. In addition, to the extent the lenders/brokers fund originated loans with their own capital, they are often directly exposed to interest rate risk, credit risk, liquidity risk and must also effectively manage their loan pipeline.

Referral Agent Model.

The operators of websites such as Providian’s GetSmart typically generate revenue by providing referrals to lenders. Because referral agents typically do not generate any revenue upon loan closings, there is little incentive for these companies to ensure that lenders and consumers consummate the loan transaction. Additionally, because referral websites do not offer the consumers multiple offers on their sites, they are not able to continually give best practices and pricing data to lender participants.

Borrowmoney.com believes that the inefficiencies of the traditional lending process and the shortcomings of other online business models, combined with the large and recurring nature of consumer loan demand, offer a substantial opportunity for its lead processing business model.

The Borrowmoney.com Process

Our process consists of the following steps:

Credit Request. Consumers access our exchange at www.BorrowMoney.com and select a loan product from our multiple loan categories. Consumers complete a single qualification form for the selected loan product with information such as income, assets and liabilities, loan preferences and other data. Consumers also consent to our retrieval of their credit report.

Qualification Form Filtering and Transmission.

Our filtering process matches the consumer’s qualification form data, credit profile, and geographic location to the preset underwriting criteria provided by participating Lenders. Lenders are able to modify their underwriting criteria in real-time directly through a password-protected Website upon our proprietary platform. Once qualification forms pass the filters, they are transmitted to up to three Lenders who have subscribed to our marketplace whose lending criteria match that of the consumers’ profile and location.

Lender Evaluation and Response.

Lenders evaluate and respond to the qualification forms that pass their filters. This response takes place on the automated interface technology that we have developed.

Communication of Offer.

Once a Lender evaluates a qualification form, renders a decision, and responds with an offer, our system automatically notifies the consumer via e-mail and displays the offers on the Website where the request originated. The e-mail contains instructions to return to our Website and provides instructions directing the consumer to the “Check Status” page where consumers can view and compare the terms of each offer including: interest rate, closing costs, monthly payment amount, lender fees and other information.

Offer Acceptance.

The consumer has the ability to accept, reject or request more information about any particular loan offer. When the consumer selects one of these options, our system automatically notifies the chosen Lender and the remainder of the process is conducted offline.

Other Services

Real Estate Services

We intend to refer consumers from our exchange or various third party sites to participants in our network of real estate agents located in most states. As of August 31, 2017, we had relationships with approximately 700 real estate brokerages or agents to support referrals supplied by us. These relationships involved real estate brokerages or agents testing their personal profiles with our website. Currently, nearly all of these real estate brokerages or agents that have submitted profiles are on a trial basis and are not being charged. Several have elected to pay the annual membership fee currently established at $150.00. If the real estate brokerage or agent elected to become a member by paying the annual membership fee, they will receive real estate sales and testing services without additional charge. For non-members, we offer nationwide real estate sales and rental listing services at a current monthly charge of $25 per listing, along with quarterly or annual listing service packages.

Advertising and Banner Services

Borrowmoney.com offers various advertising services which are displayed on the Website. Advertising prices on our Website are based on several industry methods as described below.

Borrowmoney’s advertising rates are based on either a pay-per-click basis, ad display basis, or on a flat rate basis. Pay-per-click and ad display advertisers are only charged when a prospective customer visits our Website and the ad is displayed or clicked on the viewing page by the person presently on the site. Advertising charges per ad exposures begin at a minimum of 10,000 clicks with a charge of .24 cents per click and an exposure charge of .02 cents. Flat rate monthly charges are based on size of ad banners, Tier and page positions. Tier prices range from a Tier 5 price of $100.00 to a Tier 1 price of $1,500.00. The Company offers more than just placement of ads on its Website. We offer design services to our customers. Charges are based upon the type of ad requested as well as a fixed per hour cost for design services.

Lender Services

Borrowmoney.com intends to provide through its proprietary technology a system for lenders to electronically join the system as a subscribed lender providing quotes after final approval by a borrowmoney.com. To become a subscribed lender, a representative of the Company first logs into www.borrowmoney.com. There a potential lender will provide basic account information, contact information, lender information regarding licensing, loans loan types, such as automobile loans, real estate loans, commercial loans, personal loans, construction loans, and others, for electronic submittal to borrowmoney.com. At this same time, the lender will submit their pricing package, which is initially established as a no-cost trial period, and a monthly marketing budget, if they so choose. Upon receipt of the lender registration, we verify the information and contact the lender for final negotiations regarding the pricing packages selected.

Based on the package amount selected by the Lender, we negotiate the demographic where the Lender selects to run the campaign, and return on investment expected by the Lender. Borrowmoney will charge the Lender a flat fee or a percentage of the loan amount requested by a customer lead referred to the Lender. Currently we have signed up and partnered with Capital One, National Association, SecurityNational Mortgage Company, and Apollo Capital Corp.

Our marketplace provides important benefits to lenders, including:

● New Business. Leveraging the reach of the Internet, we provide lenders with access to a significantly larger audience of qualified consumers.

● Lower Acquisition Costs. Our fees are designed to be less than the cost of acquiring customers through traditional and other online channels. Our technology enables lenders to process credit requests more efficiently and at significantly reduced costs.

● Market Information. We collect and distribute to our lenders valuable information about the online lending marketplace. This information enables our lenders to refine and improve their Internet lending strategies and quickly respond to changing market conditions.

Customer Service

We employ a staff of three (3) customer service agents, and E-Wiz Solutions, Inc. IT Department which employs a staff of Four (4) technical support personnel who provide support to all users of our services. They provide support via email and telephone. The responsibilities of the customer service and technical support personnel include:

—	Responding to consumers’ questions about the status of their credit request, how to use our Website, and other frequently asked questions.

—	Acting as a liaison between consumers and Lenders, to ensure consumers receive prompt service from Lenders.

—	Providing continuous technical support to Lender technical and systems questions.

Customers

A significant portion of our targeted lender base will be comprised of large financial institutions such as banks or insurance carriers, and may have products covered by multiple vertical categories on our online network.

Product Development Strategy

Our proprietary website features a modern modular design enabling us to add features and additional content rapidly, test consumers’ response and engagement and optimize satisfaction as a result. We plan to further leverage our back-end infrastructure in the process, creating an even stronger network for our consumers, advertisers, partners and affiliates. We recently added capabilities to our platform to provide for a consumer to find a realtor within the geographical area that the consumer is attempting to either purchase or sell property.

In fulfilling our product mission, we will make extensive use of site tracking and optimization technologies, and we will continually monitor and improve consumer engagement and monetization.

Marketing

Our principal marketing objectives are to maintain our leading brand awareness position and to increase volume on our exchange. These efforts include offline advertising, online advertising and direct marketing. We also collect and analyze consumer data to enhance our consumer marketing programs, subject to compliance with our privacy policy.

Online Advertising

Online advertising and sponsorships play an important role in our overall effort to reach potential consumers. We focus on those portals and websites having a high affinity to consumer lending, such as real estate, personal finance and automobile-related websites. We have also contracted with major search engine companies such as Google and incorporated banner advertising into our online strategy to maximize consumer reach at relatively low cost.

Direct Marketing

We believe that direct marketing is an effective means of increasing loan requests and closure rates, and a way to develop more sustainable relations with consumers. Our direct marketing initiatives have been executed through both offline and online channel within the guidelines of our privacy policy, as follows;

Direct Email. We use email to encourage Lenders to visit our website, complete the lender listing request process, communicate with consumers throughout the lending process, offer additional products and to facilitate a consumers’ ability to obtain loans.

We use direct mail to complement our online email advertising.

Outside Marketing

On October 11, 2017 the Company entered into a Marketing Agreement with Marketing 360, a nationwide internet marketing firm. Marketing 360 will be providing services including, but not limited to: On-Demand Creative Services Natural Listing Ads®, Top Placement Ads®, Retargeting Ads™ Social Targeting Ads™,Email Marketing 360®,SMS Marketing 360® (US Only), Digital Marketing Analytics, Call Tracking and CRM. The contract calls for monthly payments, as set forth in the agreement, with the option to terminate the agreement with required notice.

Competition

We compete for advertising revenues across the broad categories of personal finance content, online credit card marketplaces, and insurance marketplaces, both in traditional media such as newspapers, magazines, radio, and television, and in the rapidly growing market for online financial information. There are many competitors in our market segments. Our online and print competition includes the following:

●	search engines utilizing keyword cost-per-click advertising or comparison advertising sites/networks;

●	lead aggregators and websites committed to specific personal finance products;

●	numerous websites in each of our vertical categories competing for traffic and for advertisers;

●	financial institutions, including mortgage lenders, deposit institutions, insurance providers and credit card issuers, many of whom are also our customers; and

●	Traditional offline personal finance marketing channels, including direct mail, television, radio, print and online advertising, call centers and retail bank branches.

Competition in the online publishing business is generally directed at growing users and revenue using marketing and promotion to increase traffic to websites.

Technology

We currently operate our online network and supporting systems on servers via the Amazon Network. We are PCI compliance through AWS Amazon Service.

Our systems are controlled and updated remotely via encrypted virtual private network (VPN) links to our operating locations. The technical services staff extensively monitors all key systems, both internally and from a web perspective, using multiple locations and methodologies. We also leverage third party content distribution networks, ad serving, optimization, and tracking services to improve performance and provide instrumentation, while leveraging the scalability of major vendors in these arenas.

Employees

Aldo Piscitello, Rosario Allen Moschitto, and Frank A. Micali are currently employees, and we will depend on their ability to execute our plan through our initial growth stage. We have added three (3) part-time employees to assist us in customer service and technical support, in contacting lenders and in securing agreements with them for service areas. Specifically, no salaried employees will be engaged during this period. Moreover, no salary is planned to be paid to the founding principal or any other employees until cash flow operations allow it in subsequent growth stages.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to our company and our business, including those risk factors contained in our most recent Registration Statements on Form S-1, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. Our company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Main office – The Company has moved from its previous location at 9935 Shore Road, Unit 6-C, Brooklyn, New York 11209. The Company is now headquartered at:

BorowMoney.com

512 Bayshore Drive

Ft. Lauderdale, Florida 33304.

Additionally, the Company has terminated its lease at 55 SE 2nd. Ave., Delray Beach, Florida 33444.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Common Stock

There is presently no public market for our shares of common stock. We anticipate applying for trading of our common stock on the Over-The-Counter Market within the next quarter. However, we can provide no assurance that our shares of common stock will be traded on the Over-The-Counter Market or, if traded, that a public market will materialize.

Holders of Our Common Stock

As of the date of this Registration Statement, we had 39 shareholders of our common stock.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock should our stock ever be traded on a public market. Therefore, stockholders may have difficulty selling our securities.

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

On June 16, 2017 we issued to Albert Danza 20,000 restricted shares of our common stock for cash proceeds of $20,000 or $1.00 per share. Mr. Danza was a previous investor, having purchased shares on October 30, 2015, as referenced above.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sources of Revenue

BorrowMoney.com will generally be compensated from fees paid by its members and fees paid for supplying “leads” to participating lenders and other financial institutions. To date, the Company has generated minimal revenues from advertising but has not generated any revenues from lenders. The Company is preparing to launch its website presence gradually in selected markets.

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

Results of Operations

Fiscal year ended August 31, 2017 as compared to August 31, 2016

The Company generated revenue of $14,936 and $1,980 for the years ended August 31, 2017 and 2016, respectively. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $11,450 and $1,485 for the years ended August 31, 2017 and 2016, respectively.

Operating expenses were $95,047 and $152,167, for the years ended August 31, 2017 and 2016, respectively. The $57,120 decrease in operating expenses was due primarily to a $51,363 reduction in website development fees.

As a result of the foregoing, we incurred losses of $99,493 and $157,501 during the years ended August 31, 2017 and 2016, respectively.

The following table provides selected financial data about our Company as at August 31, 2017 and 2016.

Balance Sheet Date	As at August 31, 2017	As at August 31, 2016

Cash	$10,026	$9,248
Total Assets	$10,026	$9,248
Total Liabilities	$259,216	$178,945
Stockholders’ Deficit	$(249,190)	$(169,697)

As at August 31, 2017, the Company’s cash balance was $10,026 compared to $9,248 as at August 31, 2016 and our total assets at August 31, 2017 were $10,026 compared with $9,248 as at August 31, 2016. The increase in total assets by $778 was solely due to an increase in cash of 778.

As at August 31, 2017, the Company had total liabilities of $259,216 compared with total liabilities of $178,945 as at August 31, 2016. The increase in total liabilities of $80,271 during the year ended 2017, was the result of an increase in notes, due to related party of $72,500 and a $7,771 increase in accrued interest to related parties.

Financial Position, Liquidity and Capital Resource

As of August 31, 2017, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the company through a private offering of its securities to supplement its capital requirements. For the year ended August 31, 2017 the company used $91,722 in operating activities and the Company was funded by related party loans of $72,500 and the sale of 20,000 shares of common stock for $20,000. The cash balance at August 31, 2017 was $10,026. At August 31, 2017 we have a working capital deficiency of $8,970. Interest expense of $7,932 ($161 of which is attributable to credit card charges) and $5,829 for the years ended August 31, 2017 and 2016, respectively, was the result of accruals related to Mr. Piscitello’s advances.

For the year ended August 31, 2016 the Company used $135,172 in operating activities. This was funded by an additional $85,600 in related party loans and $70,000 from the sale of common stock.

Plan of Operation and Funding

During the next twelve months, we anticipate that our principal sources of liquidity will consist of any, or all, of the following: 1) proceeds from sales of our common stock, 2) revenue generated from our operations, and 3) additional debt borrowings. While we are presently generating revenue and we anticipate our revenue will continue to increase, we are currently operating at a loss.

On a long-term basis, our ability to ultimately achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully continue to develop our products and our ability to generate revenues.

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined by Rule 229.10(f) (1) of Regulation S-K, we are not required to provide the information required by this Item. We have chosen to disclose, however, that we have not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BorrowMoney.com, Inc.

Brooklyn, New York

We have audited the accompanying consolidated balance sheets of BorrowMoney.com, Inc. and its subsidiary (the “Company”) as of August 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BorrowMoney.com, Inc. and its subsidiary as of August 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
November 27, 2017

BorrowMoney.com, Inc.

Consolidated Balance Sheets

	August 31, 2017	August 31, 2016
Assets
Current assets
Cash	$10,026	$9,248
Total current assets	10,026	9,248

Total Assets	$10,026	$9,248

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$1,500	$1,500
Accrued interest	17,496	9,725
Notes payable related party	-	167,720
Total current liabilities	18,996	178,945

Long term debt
Notes payable-related party	240,220	-
Total liabilities	259,216	178,945

Stockholders’ deficit:
Preferred stock 20,000,000 shares authorized $0.0001 par value none issued and outstanding at August 31, 2017 and August 31, 2016, respectively	-	-
Common stock-100,000,000 shares authorized $0.0001 par value 22,073,000 and 22,053,000 issued and outstanding at August 31, 2017 and August 31, 2016, respectively	2,207	2,205
Additional paid-in capital	238,793	218,795
Accumulated deficit	(490,190)	(390,697)
Total stockholders’ deficit	(249,190)	(169,697)

Total Liabilities & Stockholders’ Deficit	$10,026	$9,248

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

	For the Years Ended August 31,
	2017	2016

Revenue	$14,936	$1,980
Costs related to service revenue	11,450	1,485
Gross profit	3,486	495

Operating expenses:
General & administrative	95,047	152,167
Total operating expenses	95,047	152,167

Loss from operations	(91,561)	(151,672)

Other expense:
Interest expense	(7,932)	(5,829)
Total other expenses	(7,932)	(5,829)

Net loss before income taxes	(99,493)	(157,501)
Income taxes	-	-

Net loss	$(99,493)	$(157,501)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.01)

Weighted average common shares outstanding (basic & diluted)	22,057,164	22,028,847

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended August 31, 2017 and 2016

	Common Stock
	Shares	Common Stock	Additional paid-in capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at August 31, 2015	21,923,000	$2,192	$148,808	$(233,196)	$(82,196)
Common stock issued for cash	130,000	13	$69,987	-	70,000
Net Loss	-	-	-	(157,501)	(157,501)
Balance at August 31, 2016	22,053,000	$2,205	$218,795	$(390,697)	$(169,697)
Common stock issued for cash	20,000	2	$19,998	-	20,000
Net Loss	-	-	-	(99,493)	(99,493)
Balance at August 31, 2017	22,073,000	$2,207	$238,793	$(490,190)	$(249,190)

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended August 31,
	2017	2016

Cash flows from operating activities:
Net Loss	$(99,493)	$(157,501)
Changes in net assets and liabilities:
Decrease in prepaid expenses	-	15,000
Increase in accrued expenses and accrued interest	7,771	7,329
Cash used in operating activities:	(91,722)	(135,172)
Cash flows from financing activities:
Proceeds from issuance of common stock	20,000	70,000
Proceeds from related party loans	92,500	85,600
Repayment of related party loans	(20,000)	(17,880)
Cash provided by financing activities	92,500	137,720

Change in cash	778	2,548
Cash-beginning of period	9,248	6,700
Cash-end of period	$10,026	$9,248
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Years Ended August 31, 2017 and 2016

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

The share exchange was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of BorrowMoney.com Inc., the New York corporation (“BMNY”) (the accounting acquirer), with the assets and liabilities, and revenue and expenses, of the Company being included effective from the date of the Merger. As the Merger was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The historical financial statements for periods prior to the Merger are those of BorrowMoney.com Inc., a New York corporation (“BMNY”, “we”, “our”, the “Company”), except that the equity section and earnings per share have been retroactively restated to reflect the recapitalization. Also in conjunction with the merger the Company changed its fiscal year to August 31 in order to conform to the BMNY year end. According, these financial statements reflect the results of operations and cash flows of BMNY for the years ended August 31, 2017 and 2016.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned limited revenue since inception, and lacks a significant operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Principles of consolidation-The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Accordingly, actual results could differ from those estimates.

Risks and uncertainties - The Company intends to operate in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at August 31, 2017 or August 31, 2016.

Concentrations of credit risk - Accounts which potentially subject the Company to concentrations of credit risk consist of cash, cash and cash equivalents. The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. The Company maintains its cash and equivalents at insured financial institutions. The balances of which, at times may exceed the FDIC insured limits. Management believes the risk of loss is minimal.

Fair value of financial instruments - The Company’s financial instruments consist of cash and notes payable. Management estimates that the fair value of the notes payable does not differ materially from the aggregate carrying value of these financial instruments recorded (at cost) in the accompanying balance sheets. We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, payables, and debt. The carrying value of cash, payables approximate their fair values due to their short-term nature. Considerable judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Fair value measurements - The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of inputs which prioritize the inputs used in measuring fair value are:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets;

●	Quoted prices for identical or similar assets or liabilities in inactive markets;

●	Inputs other than quoted prices that are observable for the asset or liability;

●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal years ended August 31, 2017 and August 31, 2016 there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

The following table summarizes assets and liabilities remeasured at fair value on a recurring basis as of August 31, 2017 and August 31, 2016:

August 31, 2017
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
None	$-	$-	$-	$-

August 31, 2016
Description of assets:	Level 1	Level 2	Level 3	Total
None	$-	$-	$-	$-
Description of liabilities:
None	$-	$-	$-	$-

Revenue recognition – The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of its fees is reasonably assured. Our advertising rates are based on pay-per-click, ad display, or flat rate pay-per-click and ad display. We only charge when a prospective customer visits the site and the ad is displayed or clicked on the viewing page. Advertising prices on the Borrowmoney site start at a minimum of 200 to 4999 clicks and is $0.24 per click. Advertising charges for a per-ad exposure starts at a minimum of 10,000 and is $00.2 per exposure. During 2016 we sold one national ad for one month for $2,640 as a flat fee subject to a discount of 25% for a net of $1,980. The revenue was recognized in the month the advertising was run.

We have separate packages to fit budget and needs. Packages vary from Pay-As-You-Go, Pay-Per-Use, Flat Rate or Termed contracts. Flat rate monthly charges are based on size of ad banners, Tier and page position as follows:

-	tier 5 $100, dollars
-	tier 4 $200, dollars
-	tier 3 $500, dollars
-	tier 2 $750, dollars
-	tier 1 $1,500 dollars

We have a limited number of customers and service providers that exposes us to concentrations in the volume of business transacted. A summary of concentrations in sales and transaction with service providers for the year ended August 31, 2017 is as follows:

	Customer
	A	B	C
Sales	33%	33%	30%
Service Providers	16%	10%	-

Stock-based awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal years ended August 31, 2017 and 2016 no awards were granted.

Income taxes - The Company accounts for deferred income taxes on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of August 31, 2017, August 31, 2016, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

The Company’s evaluation of tax positions was performed for those tax years which remain open to audit. The Company may, from time to time, be assessed interest or penalties by the taxing authorities, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company is assessed interest and/or penalties, such amounts will be classified as income tax expense in the financial statements.

Net income (loss) per share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2017 and 2016 there were no shares of potentially dilutive securities outstanding.

Related Party Transactions-The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Recently issued accounting pronouncements – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the registrant has made when applying the guidance. We will be adopting the new standard effective January 1, 2018.

The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. We are in the process of finalizing our analysis of the impact this guidance will have on our consolidated financial statements, related disclosures, and our internal controls over financial reporting. We do not expect the impact of adoption to be material.

Effective January, 2017, the Company adopted Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheet. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent.

The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (i.e., in the first quarter of 2017 for calendar year-end companies).Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period.

The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The adoption of this ASU did not have a significant impact on the consolidated financial statements.

Effective January, 2017, the Company adopted Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments also simplify two areas specific to private companies.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period periods (i.e., in the first quarter of 2017 for calendar year-end companies). The adoption of this ASU did not have a significant impact on the consolidated financial statements

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of August 31, 2017 and August 31, 2016, respectively:

	August 31, 2017	August 31, 2016

1 note payable to related parties bearing interest at 4%
Balance at beginning of year	$167,720	$100,000
Advances received	92,500	85,600
Payments made	(20,000)	(17,880)
Balance at end of period	240,220	167,720
Less current portion	-	(167,720)
Due after one year	$240,220	$-

The due date of the note was extended to March 31, 2019. All other terms remain unchanged. The Company analyzed the extension under debt modification and concluded that it was not substantial. In connection with the note the Company has an accrued interest obligation as of August 31, 2017 and August 31, 2016 of $17,496 and $9,725, respectively. As of August 31, 2017and August 31, 2016 the current principal balance is $240,220 and $167,720, respectively for the above note.

The Company utilizes approximately 1,800 square feet of office space in Brooklyn, NY. The space is owned by the President and is provided without charge to the company.

E-Wiz solutions, LLC has billed and been paid $17,590 for web design work for the year ended August 31, 2017. The CEO of E-Wiz solutions, LLC is a director of BorrowMoney.

NOTE 4 – PREFERRED AND COMMON STOCK

Current Authorization

We are currently authorized to issue up to 100,000,000 shares of $ 0.0001 par value common stock and 20,000,000 shares of preferred stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. No preferred shares have been issued.

Stock issued for cash- In June, 2017 we issued 20,000 shares of our common stock for cash of $20,000. All shares were issued to unrelated parties. In September and October, 2015 we issued 120,000 shares of our common stock for cash of $60,000 and 10,000 shares for $10,000. All shares were issued to unrelated parties.

NOTE 5 - INCOME TAXES

The Company has approximately $484,000 as of August 31, 2017 in available net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2037. The Company has adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $185,700.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, the Company measures the tax position to determine the amount to recognize in the financial statements. The Company performed a review of its material tax positions in accordance with these recognition and measurement standards. The Company has concluded that there are no significant uncertain tax positions requiring disclosure, and there are not material amounts of unrecognized tax benefits.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the current and deferred provision at August 31, 2017 and August 31, 2016 were as follows:

	Aug 31, 2017	Aug 31, 2016
Following is a summary of the components giving rise to the tax provision.
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable	-	-

Increase in Deferred:
Federal	31,400	49,430
State	4,860	7,650
Total deferred	36,260	57,080
Less increase in allowance	(36,260)	(57,080)
Net deferred	-	-
Total income tax provision (benefit)	$-	$-

	Aug 31, 2017	Aug 31, 2016
Individual components giving rise to the deferred tax assets are as follows::
Future tax benefit arising from net operating loss carryovers	$180,600	$147,300
Future tax benefits arising from future deductible expenses	5,100	2,200
Total	$185,700	$149,500
Less valuation allowance	(185,700)	(149,500)
Net deferred	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and two state jurisdictions. The Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before August 31, 2013.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855 Company management reviewed all material events through the date of this report. Subsequent to August 31, 2017 to the date of this report, a related party advanced $40,000 under the terms of the note described in Note 3 above.

On October 11, 2017 the Company entered into a Marketing Agreement with Marketing 360, a nationwide internet marketing firm. Marketing 360 will be providing services including, but not limited to: On-Demand Creative Services Natural Listing Ads®, Top Placement Ads®, Retargeting Ads™ Social Targeting Ads™,Email Marketing 360®,SMS Marketing 360® (US Only), Digital Marketing Analytics, Call Tracking and CRM. The contract calls for monthly payments, as set forth in the agreement, with the option to terminate the agreement with required notice.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of August 31, 2017 due to the existence of the material weaknesses as of August 31, 2017, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

●	Because of our company’s limited resources, there are limited controls over information processing.

●	There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

●	Our Company does not have a formal audit committee with a financial expert, and thus our company lacks the board oversight role within the financial reporting process.

●	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. Our company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of our company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for our company’s business operations.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the fiscal year ended on August 31 2017, Aldo Piscitello, who is both the Company’s Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Title	Held Position Since
Aldo Piscitello	63	Director	August, 2010

Rosario Allen Moschitto	42	Director	October 6, 2015

Frank A. Micali	42	Director	October 6, 2015

The name, age and position of our significant employees are set forth below:

Name	Age	Title	Held Position Since
Aldo Piscitello	63	President/EO/Director/Secretary/Treasurer	August 2010

The following information sets forth the backgrounds and business experience of our Directors, executive Officers, and significant employees.

Bios of Officers and Directors

Aldo Piscitello - Aldo Piscitello is Director, Chief Executive Officer, Secretary, Treasurer and President. Mr. Piscitello has served as a Director, Chief Executive Officer and President since he founded the Company in 2010. In his capacity as Chief Executive Officer, he has spearheaded the development of the Company’s products and information delivery systems, including procuring the Company’s most valuable asset, the name BorrowMoney.com. Prior to his involvement in the Company, Mr. Piscitello operated an interior design business, which enabled him to have sufficient funds to open and operate One Stop Auto Center in New York in 1979 until he sold the business in 1987. He started and built Navistar Beer Distribution, Inc. which was sold in 2000. Mr. Piscitello also founded A to Z Auto and Tire Center in 1987, which was sold in 2009. In 2010, Mr. Piscitello began the development of BorrowMoney.com, Inc. which he now devotes all of his time and energies. Among his responsibilities were the securing of the name, developing the program and platform the company is using, marketing the products and services to the industry and seeing to the everyday operation of the business.

Rosario Allen Moschitto – Rosario Allen Moschitto is a Director. He received a Master of Science degree in Computer Engineering from Manhattan College, Riverdale, NY in December 1997. He received a Bachelor of Science degree in Electrical Engineering from Manhattan College, Riverdale, NY in May 1995. His work experience includes: serving as Founder, President, and Chief Executive Officer of E-Wiz Solutions Inc., Bronxville, NY from June 2003 to present, serving at a Product Manager for Telrad Connegy (Congruency) Inc., Woodbury, NT from May 2003 to June 2003, serving as a Senior Software Engineer at Comverse Technology, Inc., New York, NY from July 1998 to May 2000, serving as a Software Engineer for Geotek Communications, Montvale, NY from May 1997 to July 1998, serving as a Software Developer – Contract from October 1996 to February 1997, and serving as a Field Engineer at Westfalia Separators Inc., Northvale, NJ from November 1995 to September 1996.

Frank A. Micali – Frank A. Micali is a Director. He is a graduate from St John’s University. Mr. Micali became a Branch Manager responsible for supervising over 15 loan Officers at Citi Bank. He has been employed with City Bank as a loan officer for the last five (5) years.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Term of office

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified. Officers hold their positions at the will of the Board of Directors.

No Involvement in certain legal proceedings

During the past ten years, none of our Officers or Directors has been the subject of the following events:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

(i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5. Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation; or

(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2017, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2017 we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive Officers for the fiscal years ended August 31, 2017 and 2016:

Summary Compensation Table

Name and Principal Position (a)	Year 2017 and 2016	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Aldo Piscitello – Director, Chief Executive Officer, Secretary, Treasurer, and President	-	-	-	-	-	-	-
Rosario Allen Moschitto - Director	-	-	-	-	-	-	-
Frank A. Micali - Director	-	-	-	-	-	-	-

Compensation Discussion and Analysis/ Employment and Other Agreements

Our directors and executive officers received no compensation as of the fiscal year ended August 31, 2017 and 2016.

Stock Option Grants

To date, we have not granted any stock options to any officer or director or any other employee. We have not adopted any stock option or any other similar compensation plan.

Director Compensation

During 2017, Directors were entitled to reimbursement for expenses in attending meetings but received no other compensation for services as Directors. Directors who were employees were entitled to receive compensation for services other than as director. No compensation has been paid to Directors for services. There were no formal or informal arrangements or agreements to compensate Directors for services provided as a director during 2017.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of this Prospectus, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our Officers and Directors, our Officers and Directors as a group, and each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Management

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)	% Owned (1)

Aldo Piscitello 9935 Shore Road Unit 6-C Brooklyn, New York 11209 1-212-265-2525	20,000,000 common shares	90,608%

(1) The percent of class is based on 22,073,000 shares of our common stock issued and outstanding as of August 31, 2017.

Change in Control Arrangements

We are not aware of any arrangements that could result in a change of control

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since inception, no founder has received anything of value from our Company and no founder is entitled to receive anything of value from our Company for services provided as a founder.

Since August 31, 2014 we have been involved in the following transactions with related persons, and we believe these transactions occurred on terms as favorable to us as could have been obtained from unrelated third parties.

Our principal shareholder and President has lent funds to the Company, as of August 31, 2017, in the total amount of $240,220 as a note payable by the Company with interest at the rate of four (4%) per annum. In connection with the note the Company has an accrued interest obligation as of August 31, 2017, and August 31, 2016 of $17,496 and; $9,725 respectively. The Company borrowed $40,000 from our principal and President subsequent to August 31, 2017.

E-Wiz solutions, LLC has billed and been paid $17,590 and $42,220 for web design work for the fiscal year ended August 31, 2017 and 2016, respectively. The CEO of which is a director of BorrowMoney.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2017 and for fiscal year ended August 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	August 31, 2017		August 31, 2016
Audit Fees		$24,000		$10,000
Audit Related Fees		Nil		Nil
Tax Fees		Nil		Nil
All Other Fees		Nil		Nil
Total	$		$

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BorrowMoney.com, Inc.
a Florida corporation

Dated: November 28, 2017	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1933, this registrant statement has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Aldo Piscitello
ALDO PISCITELLO
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

By:	/s/ Rosario Allen Moschitto
ROSARIO ALLEN MOSCHITTO
Director

By:	/s/ Frank A. Micali
FRANK A. MICALI
Director

