Form 10-Q
period 2017-11-30
BorrowMoney.com, Inc.
filed 2018-01-16
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017           or

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

Yes [  ] No [X]

The total number of shares of common stock, par value $.01 per share, outstanding as of January 16, 2018 was 22,073,000. The Registrant has no other class of common stock outstanding.

BORROWMONEY.COM, INC.

ITEM 1. FINANCIAL STATEMENTS

PART I—FINANCIAL INFORMATION

BorrowMoney.com, Inc.

Consolidated Balance Sheets

(Unaudited)

	November 30, 2017	August 31, 2017
Assets
Current assets
Cash	$18,801	$10,026
Total current assets	18,801	10,026

Total Assets	$18,801	$10,026

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$6,500	$1,500
Accrued interest	20,080	17,496
Total current liabilities	26,580	18,996

Long term debt
Notes payable-related party	280,220	240,220
Total liabilities	306,800	259,216

Stockholders’ deficit:
Preferred stock 20,000,000 shares authorized $0.0001 par value none issued and outstanding at November 30, 2017 and August 31, 2017 , respectively	-	-
Common stock-100,000,000 shares authorized $0.0001 par value 22,073,000 issued and outstanding at November 30, 2017 and August 31, 2017, respectively	2,207	2,207
Additional paid-in capital	238,793	238,793
Accumulated deficit	(528,999)	(490,190)
Total stockholders’ deficit	(287,999)	(249,190)

Total Liabilities & Stockholders’ Deficit	$18,801	$10,026

See notes to unaudited interim consolidated financial statements.

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended November 30,
	2017	2016

Revenue	$-	$-

Operating expenses:
Costs of services	1,981	-
General & administrative	34,244	26,395
Total operating expenses	36,225	26,395

Income (Loss) from operations	(36,225)	(26,395)

Other expense:
Interest expense	(2,584)	(1,737)
Total other expenses	(2,584)	(1,737)

Net loss before income taxes	(38,809)	(28,132)
Income taxes	-	-

Net loss	$(38,809)	$(28,132)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic & diluted)	22,073,000	22,053,000

See notes to unaudited interim consolidated financial statements.

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended November 30,
	2017	2016

Cash flows from operating activities:
Net Loss	($38,809)	($28,132)
Changes in net assets and liabilities:
Increase in accrued expenses and accrued interest	7,584	9,239
Cash used in operating activities:	(31,225)	(18,893)

Cash flows from financing activities:
Proceeds from related party loans	40,000	20,000
Cash provided by financing activities	40,000	20,000

Change in cash	8,775	1,107
Cash-beginning of period	10,026	9,248
Cash-end of period	$18,801	$10,355
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited interim consolidated financial statements.

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Three Month Periods Ended November 30, 2017 and 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

On April 28, 2015, Horizon Group Holding, Inc., a Florida corporation, entered into a Share Exchange Agreement (the “Agreement”) with BorrowMoney.com Inc., a New York Corporation (“BMNY”) pursuant to which BorrowMoney.com Inc., would become a wholly-owned subsidiary of Horizon Group Holding, Inc. (collectively, the “Company”) The share exchange was accounted for as a reverse acquisition with BorrowMoney.com Inc., being treated as the acquiring company for accounting purposes. Pursuant to the agreement the Horizon Group Holding changed its name to BorrowMoney.com, Inc. (BMFL).

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

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation- The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S.GAAP”).

The interim unaudited consolidated financial statements as of November 30, 2017, and for the three months ended November 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended August 31, 2017.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no revenue for the period and lacks any significant operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, its cash position may not be significant enough to support daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of November 30, 2017 and August 31, 2017, respectively:

	Three Months Ended November 30, 2017	Year Ended August 31, 2017

1 note payable to related parties bearing interest at 4%
Balance at beginning of year	$240,220	$167,720
Advances received	40,000	92,500
Payments made	-	(20,000)
Balance at end of period	280,220	240,220
Less current portion	-	-
Due after one year	$280,220	$240,220

In connection with the note the Company has an accrued interest obligation as of November 30, 2017 and, August 31, 2017 of $20,080 and $17,496, respectively. As of November 30, 2017 and August 31, 2017 the outstanding principal balance was $280,220 and $240,220, respectively for the above note. The note is due March 31, 2019 and accrues interest at 4%.

The Company utilizes approximately 1,800 square feet of office space in Brooklyn, NY. The space is owned by the President and is provided without charge to the company.

E-Wiz solutions, LLC has billed and been paid $247 for web design work for the three months ended November 30, 2017. The CEO is a director of BorrowMoney.

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

Results of Operations

Three Months ended November 30, 2017 as compared to November 30, 2017

The Company had $0 in revenue for the three month period ended November 30, 2017 and $0 in 2016. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $1,981  for the three month period ended November 30, 2017.

Operating expenses for the three month period ended November 30, 2017 were $36,225 compared to $26,395 for the three month period ended November 30, 2016. The $9,830 increase in operating expenses was due primarily to an increase in legal and accounting fees.

Financial Position, Liquidity and Capital Resource

As of November 30, 2017, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the company through a private offering of its securities to supplement its capital requirements. For the three months ended November 30, 2017 the company used $31,225 in operating activities and the Company was funded by related party loans of $40,000. The cash balance at November 30, 2017 was $18,801. All advances by Mr. Piscitello accrue interest at 4% and are due March 31, 2019. At November 30, 2017 we have a working capital deficiency of $7,779. Interest expense of $2,584 and $1,737 for the three month periods ended November 30, 2017 and 2016 was the result of accruals related to Mr. Piscitello’s advances.

For the three months ended November 30, 2016 the Company used $18,893 in operating activities. This was funded by an additional $20,000 in related party loans.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because we have suffered recurring losses from operations and negative operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on Management’s plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Aldo Piscitello, who is the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, not effective.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the period, Aldo Piscitello, who is both the Company's Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company's internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company, has been threatened.

Item 1A. Risk Factors

Not applicable for smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 16, 2017 we issued to Thomas Danza 20,000 shares of our common stock for cash of $20,000 or $1.00 per share. Mr. Danza was an investor and the shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that Securities Act.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

None.

Item 5. Other Information

None

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: January 16, 2018	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

