Form 10-Q
period 2018-02-28
BorrowMoney.com, Inc.
filed 2018-04-16
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018              or

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

Yes [  ] No [X]

The total number of shares of common stock, par value $.01 per share, outstanding as of April 16, 2018 was 22,073,000. The Registrant has no other class of common stock outstanding

BORROWMONEY.COM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Consolidated Balance Sheets

(Unaudited)

	February 28, 2018	August 31, 2017
Assets
Current assets
Cash	$6,345	$10,026
Total current assets	6,345	10,026

Total Assets	$6,345	$10,026

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$1,500	$1,500
Accrued interest	23,019	17,496
Total current liabilities	24,519	18,996

Long term debt
Notes payable-related party	305,220	240,220
Total liabilities	329,739	259,216

Stockholders’ deficit:
Preferred stock 20,000,000 shares authorized $0.0001 par value none issued and outstanding at February 28, 2018 and August 31, 2017, respectively	-	-
Common stock-100,000,000 shares authorized $0.0001 par value 22,073,000 issued and outstanding at February 28, 2018 and August 31, 2017, respectively	2,207	2,207
Additional paid-in capital	238,793	238,793
Accumulated deficit	(564,394)	(490,190)
Total stockholders’ deficit	(323,394)	(249,190)

Total Liabilities & Stockholders’ Deficit	$6,345	$10,026

See notes to unaudited interim consolidated financial statements.

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses:
Costs related to services	2,969	-	4,950	-
General & administrative	29,487	17,996	63,731	44,391
Total operating expenses	32,456	17,996	68,681	44,391

Loss from operations	(32,456)	(17,996)	(68,681)	(44,391)

Other expense:
Interest expense	(2,939)	(1,936)	(5,523)	(3,673)
Total other expenses	(2,939)	(1,936)	(5,523)	(3,673)

Net loss before income taxes	(35,395)	(19,932)	(74,204)	(48,064)
Income taxes	-	-	-	-

Net loss	$(35,395)	$(19,932)	$(74,204)	$(48,064)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic & diluted)	22,073,000	22,053,000	22,073,000	22,053,000

See notes to unaudited interim consolidated financial statements.

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended February 28,
	2018	2017
Cash flows from operating activities:
Net Loss	$(74,204)	$(48,064)
Changes in net assets and liabilities:
Increase in accrued expenses and accrued interest	5,523	3,673
Cash used in operating activities:	(68,681)	(44,391)

Cash flows from financing activities:
Proceeds from related party loans	65,000	36,000
Cash provided by financing activities	65,000	36,000

Change in cash	(3,681)	(8,391)
Cash-beginning of period	10,026	9,248
Cash-end of period	$6,345	$857
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited interim consolidated financial statements.

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Three and Six Month Periods Ended February 28, 2018 and 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

On April 28, 2015, Horizon Group Holding, Inc., a Florida corporation, entered into a Share Exchange Agreement (the “Agreement”) with BorrowMoney.com Inc., a New York Corporation (“BMNY”) pursuant to which BorrowMoney.com Inc., would become a wholly-owned subsidiary of Horizon Group Holding, Inc. (collectively, the “Company”). The share exchange was accounted for as a reverse acquisition with BorrowMoney.com Inc., being treated as the acquiring company for accounting purposes. Pursuant to the agreement the Horizon Group Holding changed its name to BorrowMoney.com, Inc. (BMFL).

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S.GAAP”).

The interim unaudited consolidated financial statements as of February 28, 2018, and for the three and six months ended February 28, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended August 31, 2017.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned limited revenue since inception and lacks any significant operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of February 28, 2018 and August 31, 2017, respectively:

	Six Months Ended February 28, 2018	Year Ended August 31, 2017

1 note payable to related parties bearing interest at 4%
Balance at beginning of year	$240,220	$167,720
Advances received	65,000	92,500
Payments made	-	(20,000)
Balance at end of period	305,220	240,220
Less current portion	-	-
Due after one year	$305,220	$240,220

In connection with the note, the Company has an accrued interest obligation as of February 28, 2018, August 31, 2017 of $23,019 and $17,496, respectively. As of February 28, 2018 and August 31, 2017, the outstanding principal balance was $305,220 and $240,220, respectively for the above note. The note is due March 31, 2019 and accrues interest at 4%.

E-Wiz solutions, LLC has billed and been paid $1,197 for web design work for the six months ended February 28, 2018. The CEO is a director of BorrowMoney.

The Company utilizes approximately 1,800 square feet of office space in Brooklyn, NY. The space is owned by the President and is provided without charge to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information specifies certain forward-looking statements of management of the Company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been complied by our management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The Company has created an Internet-based loan marketplace for consumers and our customers, which are lenders. Our technology is now operational and we are able to collect consumer credit requests and compare those requests and related credit information for submission to lenders, which have joined our technology platform. We are not a lender. We currently can intake consumer applications and inquiries for submission to participating lenders who receive consumer credit requests that are received online from consumers. We have minimal revenues and must have additional lenders join our marketplace to generate significant revenues. As more lenders join our network within a consumer’s geographic areas within the United States, consumers will receive up to three (3) offers in response to a single credit request and then be able to compare, review, and accept the offer that best suits their needs. Lenders can generate new business that meets their specific underwriting criteria at a cost that is lower than the costs associated with off-line loan originations. Our marketplace encompasses most consumer credit categories, including mortgages, home equity loans, automobile loans, and personal loans. We have an additional category for submissions to lenders for business loans. We recently added capabilities to our technology and proprietary Internet platform, which assists a consumer in finding a realtor within the geographic area that the consumer is attempting to either purchase or sell real property.

BorrowMoney.com, Inc.’s main objective is to provide a service for the internet mortgage and loan provider business. BorrowMoney.com, Inc.’s business model envisions providing current, qualified leads to local lending institutions who are currently members of the National Mortgage Listing Service. These leads will represent qualified borrowers in targeted zip code locations where the lender conducts business. Our internet platform offers a portal geared toward providing services to lending institutions who would be our customers. The key function of our platform is to provide qualified leads to local mortgage and lending professionals. The Company monetizes customer inquiries through the use of various advertising methods. The Company sells advertising space on its website and creates revenue through the sale of advertisement space, membership fees, and lead packages.

We are an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period until we are no longer an “emerging growth company”.

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

Plan of Operations

During the next 12 months, we expect to take the following steps in connection with the further growth of our business in the implementation of a plan of operations:

We are presently operational with respect to our technology and are ready to obtain agreements with lenders for geographic areas and ZIP Codes. We expect to spend the next 12 months obtaining agreements with lenders, maintaining our Internet-based platform, and begin generating revenues for our marketplace services. Over the next 12 months, our growth is designed to attract a modest level of business aimed at reaching a breakeven point and create consumer and lender awareness of the Company as a reliable and credible Internet-based loan marketplace. The budget for the next 12 months is estimated to be $73,990, which is being provided for by our founding principal and President, Aldo Piscitello. A breakdown of the estimated cost for our next 12 months of operation are as follows:

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

Sources of Revenue

BorrowMoney.com will generally be compensated from fees paid by its members and fees paid for supplying “leads” to participating lenders and other financial institutions. However, as of the current date the Company has not generated any revenues, but is in the final development stage in anticipation of launching its web site gradually in selected markets.

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

Results of Operations

Three Months ending February 28, 2018 as compared to February 28, 2017

The Company had no revenue for the three month period ended February 28, 2018 and none in 2017. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $2,969 for the three month period ended February 28, 2018 compared to $0 for the three months ended February 28, 2017. Due to the fixed nature of these ongoing costs the company expects to continue to incur the costs regardless of recognizing revenue.

Operating expenses for the three month period ending February 28, 2018 were $29,487 compared to $17,996 for the three month period ending February 28, 2017. The $11,491 increase in operating expenses was due primarily to a one-time registration fee payment of $12,000 for our DTC filing.

Six Months ending February 28, 2018 as compared to February 28, 2017

The Company had no in revenue for the six month period ended February 28, 2018 and none in 2017. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $4,950 for the six month period ended February 28, 2018 compared to $0 for the six months ended February 28, 2017.

Operating expenses for the six month period ending February 28, 2018 were $63,731 compared to $44,391 for the six month period ending February 28, 2017. The $19,340 increase in operating expenses was due primarily to a $19,409 increase in professional fees of which $12,000 was a one-time filing fee.

Financial Position, Liquidity and Capital Resource

As of February 28, 2018, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the company through a private offering of its securities to supplement its capital requirements. For the six months ended February 28, 2018 the company used $68,681 in operating activities and the Company was funded by related party loans of $65,000. The cash balance at February 28, 2018 was $6,345. All advances by Mr. Piscitello accrue interest at 4% and are due March 31, 2019. At February 28, 2018, we have a working capital deficiency of $18,174. Interest expense of $5,523 and $3,673 for the six month periods ended February 28, 2018 and 2017 was the result of accruals related to Mr. Piscitello’s advances.

For the six months ended February 28, 2017 the Company used $44,391 in operating activities. This was funded by an additional $36,000 in related party loans.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because we have suffered recurring losses from operations and negative operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on Management’s plans, which include potential asset acquisitions, mergers, or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Aldo Piscitello, who is the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are, in fact, not effective.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period, Aldo Piscitello, who is both the Company’s Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company, has been threatened.

Item 1A. Risk Factors

Not applicable for smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 16, 2017, we issued to Thomas Danza 20,000 shares of our common stock for cash of $20,000 or $1.00 per share. Mr. Danza was an investor and the shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that Securities Act.

On May 5, 2015, we issued 20,000,000 shares of common stock to Aldo Piscitello under terms of a Share Exchange Agreement where we acquired BorrowMoney.com, Inc., a New York corporation, which it became our wholly owned subsidiary.

On September 29, 2015, we issued to Thomas Jones 100,000 restricted shares of our common stock for cash proceeds of $50,000 or $0.50 per share Mr. Jones was an investor and the shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that Securities Act.

On October 30, 2015, we issued to Albert Danza 10,000 restricted shares of our common stock for cash proceeds of $10,000 or $1.00 per share. Mr. Danza was an investor and the shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that Securities Act.

On October 17, 2015, we issued to John Werner 20,000 restricted shares of our common stock for cash proceeds of $10,000 or $0.50 per share. Mr. Werner was an investor and the shares were issued in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that Securities Act.

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: April 16, 2018	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

