Form 10-Q
period 2018-05-31
BorrowMoney.com, Inc.
filed 2018-07-16
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018                 or

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

Yes [  ] No [X]

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

Yes [  ] No [X]

The total number of shares of common stock, par value $.0001 per share, outstanding as of July 16, 2018 was 21,823,000. The Registrant has no other class of common stock outstanding

BORROWMONEY.COM, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Consolidated Balance Sheets

(Unaudited)

	May 31, 2018	August 31, 2017
Assets
Current assets
Cash	$3,156	$10,026
Total current assets	3,156	10,026

Total Assets	$3,156	$10,026

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$2,811	$1,500
Accrued interest	26,137	17,496
Total current liabilities	28,948	18,996

Long term debt
Notes payable-related party	318,366	240,220
Total liabilities	347,314	259,216

Stockholders’ deficit:
Preferred stock 20,000,000 shares authorized $0.0001 par value none issued and outstanding at May 31, 2018 and August 31, 2017	-	-
Common stock-100,000,000 shares authorized $0.0001 par value issued and outstanding common shares at May 31, 2018 were 21,823,000 and at August 31, 2017 were 22,073,000	2,182	2,207
Additional paid-in capital	237,818	238,793
Accumulated deficit	(584,158)	(490,190)
Total stockholders’ deficit	(344,158)	(249,190)

Total Liabilities and Stockholders’ Deficit	$3,156	$10,026

See notes to unaudited interim consolidated financial statements.

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2018	2017	2018	2017

Revenue	$-	$14,935	$-	$14,935

Operating expenses:
Costs related to services	1,552	2,456	6,502	2,456
General & administrative	15,094	10,514	78,825	54,905
Total operating expenses	16,646	12,970	85,327	57,361

Income (loss) from operations	(16,646)	1,965	(85,327)	(42,426)

Other expense:
Interest expense	(3,118)	(2,072)	(8,641)	(5,745)
Total other expenses	(3,118)	(2,072)	(8,641)	(5,745)

Net loss before income taxes	(19,764)	(107)	(93,968)	(48,171)
Income taxes	-	-	-	-

Net loss	$(19,764)	$(107)	$(93,968)	$(48,171)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic & diluted)	22,007,066	22,053,000	22,050,941	22,053,000

See notes to unaudited interim consolidated financial statements.

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended May 31,
	2018	2017
Cash flows from operating activities:
Net Loss	$(93,968)	$(48,171)
Changes in net assets and liabilities:
Increase in accrued expenses and accrued interest	13,098	8,895
Cash used in operating activities:	(80,870)	(39,276)

Cash flows from financing activities:
Proceeds from related party loans	75,000	42,500
Repayment of related party loans	-	(5,000)
Repurchase of common shares	(1,000)	-
Cash provided by financing activities	74,000	37,500

Change in cash	(6,870)	(1,776)
Cash-beginning of period	10,026	9,248
Cash-end of period	$3,156	$7,472
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions
Expenses paid directly by CEO on behalf of the Company	$3,146	$-

See notes to unaudited interim consolidated financial statements.

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Three and Nine Month Periods Ended May 31, 2018 and 2017

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

The interim unaudited consolidated financial statements as of May 31, 2018, and for the three and nine months ended May 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended August 31, 2017.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of May 31, 2018 and August 31, 2017, respectively:

	Nine Months Ended May 31, 2018	Year Ended August 31, 2017

1 note payable to related parties bearing interest at 4%
Balance at beginning of year	$240,220	$167,720
Advances received	75,000	92,500
Expenses paid directly by note holder	3,146	-
Payments made	-	(20,000)
Balance at end of period	318,366	240,220
Less current portion	-	-
Due after one year	$318,366	$240,220

In connection with the note, the Company has an accrued interest obligation as of May 31, 2018 and August 31, 2017 of $26,137 and $17,496, respectively. As of May 31, 2018, and August 31, 2017, the outstanding principal balance was $318,366 and $240,220, respectively for the above note. During the quarter ended May 31, 2018 the due date of the note was extended to September 1, 2019 and continues to accrues interest at 4%.

E-Wiz solutions, LLC has billed and been paid $1,497 for web design work for the nine months ended May 31, 2018. The CEO is a director of BorrowMoney.

The Company utilizes approximately 1,800 square feet of office space in Brooklyn, NY. The space is owned by the President and is provided without charge to the Company.

NOTE 4 – COMMON STOCK

On May 7, 2018 the Company repurchased 250,000 common shares for $1,000. The shares were subsequently cancelled.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of an offering completed in May, 2017, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Sources of Revenue

BorrowMoney.com will generally be compensated from fees paid by its members and fees paid for supplying “leads” to participating lenders and other financial institutions. However, as of the current date the Company has not generated any revenues but is in the final development stage in anticipation of launching its web site gradually in selected markets.

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

Results of Operations

Three Months ended May 31, 2018 as compared to May 31, 2017

The Company had no revenue for the three-month periods ended May 31, 2018 and $14,935 in 2017. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $1,552 for the three-month period ended May 31, 2018 compared to $2,456 for the three months ended May 31, 2017. Due to the fixed nature of these ongoing costs the company expects to continue to incur the costs regardless of recognizing revenue.

Operating expenses for the three month period ended May 31, 2018 were $16,646 compared to $12,970 for the three-month period ending May 31, 2017.

Nine Months ended May 31, 2018 as compared to May 31, 2017

The Company had no revenue for the nine-month period ended May 31, 2018 and $14,935 in 2017. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $6,502 for the nine-month period ended May 31, 2018 compared to $2,456 for the nine months ended May 31, 2017.

Operating expenses for the nine-month period ended May 31, 2018 were $85,327 compared to $57,361 for the nine-month period ended May 31, 2017. The $27,966 increase in operating expenses was due primarily to an increase in professional fees of which $12,000 was a one-time filing fee.

Financial Position, Liquidity and Capital Resource

As of May 31, 2018, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the company through a private offering of its securities to supplement its capital requirements. For the nine months ended May 31, 2018 the company used $80,870 in operating activities and the Company was funded by related party loans of $75,000. The cash balance at May 31, 2018 was $3,156. All advances by Mr. Piscitello accrue interest at 4% and are due September 1, 2019. At May 31, 2018, we have a working capital deficiency of $25,792. Interest expense of $8,641 and $5,745 for the nine- month periods ended May 31, 2018 and 2017 was the result of accruals related to Mr. Piscitello’s advances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2018, we purchased all of Reid Stillman’s 250,000 common shares for the sum of $1,000.00 pursuant to a stock cancelation agreement of even date.

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: July 16, 2018	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

