Form 10-K
period 2018-08-31
BorrowMoney.com, Inc.
filed 2018-11-13
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2018 is unknown as there is no market for the Registrant’s stock.

The total number of shares of common stock, par value $.01 per share, outstanding as of November 9, 2018 was 21,823,000. The Registrant has no other class of common stock outstanding.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K for the fiscal year ended August 31, 2018 (the “Annual Report”) contains “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements.

Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed below, including in Part I. Item 1A. Risk Factors.

Other unknown or unpredictable factors that could also adversely affect our business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of BorrowMoney.com, Inc.’s management as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law.

ITEM 1. Business

Our Company

BorrowMoney.com, Inc. (“Borrowmoney.com”, the “Company”, “we” or “us”) operates what we believe to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. Our online marketplace provides consumers with access to product offerings from active lenders (which we refer to as “Network Lenders”), including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for these loans, deposits and other credit-based offerings. We seek to match consumers with multiple lenders, who can provide them with competing quotes for the product they are seeking. By providing consumers access to a broad array of credit-based offerings directly from multiple lenders, rather than just multiple quotes from the same lender or indirectly through intermediaries, we believe our marketplace is differentiated from other providers operating loan comparison-shopping marketplaces.

Our strategically designed and executed advertising and marketing campaigns (which we refer to as performance marketing) span a wide array of digital and traditional media acquisition channels and promote our Borrowmoney.com and other brands and product offerings. Our marketing efforts are designed to attract consumers to our websites and toll-free telephone numbers. Interested consumers complete inquiry forms, providing detailed information about themselves and the loans or other offerings they are seeking. We refer to such consumer inquiries as loan requests. We then match these loan requests with lenders in our marketplace that are seeking to serve these consumers’ needs. We generate revenue from these lenders, generally at the time of transmitting a loan request to them, in the form of a match fee. In certain instances outside our mortgage business, we charge other kinds of fees, such as closed loan or closed sale fees. In addition to our primary loan request data referral business, BorrowMoney also matches consumers with lenders via website clicks and calls for which lenders pay either front-end or back-end fees.

We are continually working to improve the consumer experience. We have made investments in technologically-adept personnel and we use in-market real-time testing to improve our digital platforms. Additionally, we work with our lenders, including providing training and other resources, to improve the consumer experience throughout the loan process. Further, we have been building and improving our My BorrowMoney platform, which provides a relationship-based consumer experience, rather than just a transaction-based experience.

Evolution and Future Growth of Our Business

At its inception, our original business was to serve consumers seeking home mortgage loans by matching them with various lenders. We launched the Borrowmoney.com brand nationally in 2010 and, over the last eight years, we invested significantly in this brand to gain consumer recognition.

More recently, we have actively sought to expand the suite of loan and other product offerings we provide to consumers, in order to both leverage the applicability of the BorrowMoney.com brand as well as more fully serve the needs of consumers and lenders. We believe that consumers with existing BorrowMoney-branded associations will be more likely to utilize our other service offerings than those of other providers whose brands consumers may not recognize.

In June 2016, we launched My Borrowmoney.com, a platform that offers a personalized loan comparison-shopping experience, by providing free credit scores and credit score analysis. This platform enables us to observe consumers’ credit profiles and then identify and alert them to loan and other credit-based offerings on our marketplace that may be more favorable than the loans they have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.

By expanding our portfolio of loans and other product offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology, and to leverage the widespread recognition of the Borrowmone.com brand to effect this strategy.

We believe the consumer and small business financial services industry is still the early stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that, like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our lender network place us in a strong position to continue to benefit from this market shift.

Recent Business Acquisitions

We are not reviewing any acquisition at the present time.

Products

We currently report our revenues in two product categories: (i) mortgage products and (ii) non-mortgage products. Non-mortgage products include credit cards, personal loans, home equity loans, reverse mortgage loans, auto loans, small business loans and student loans. Non-mortgage products also include deposit accounts, home improvement referrals and other credit products such as credit repair and debt settlement.

Mortgage and non-mortgage product revenue is as follow:

	For the Year Ended August 31,
	2018	2017
Mortgage products	$-	$-
Non-mortgage products	-	14,936
Total revenue	$-	$14,936

BorrowMoney.com does not charge consumers or small businesses for the use of our services. Revenues from our mortgage products are mostly derived from upfront match fees paid by Network Lenders that receive a loan request, and in some cases upfront fees for clicks or call transfers. Because a given loan request form can be matched with more than one Network Lender, up to five match fees may be generated from a single consumer loan request form. Revenues from our non-mortgage products are derived from upfront match fees paid on delivery of a loan request, click or call and closed loan fees. For our product, we send click traffic to issuers and are paid per approval.

Mortgage Products

Our mortgage inquiry products category includes our purchase and refinance products.

We partner with lenders throughout the United States to provide full geographic lending coverage and to offer a complete suite of loan offerings on our marketplace. To participate on our marketplace, lenders are required to enter into contracts with us that state the terms and conditions for such participation, although these contracts generally may be terminated for convenience by either party. We perform certain due diligence procedures on prospective new lenders, including screening against a national anti-fraud database maintained by the Mortgage Asset Research Institute, which helps manage our risk exposure. The data is utilized to determine whether a lender and its principals are eligible to participate on our marketplace and have not been convicted of and/or penalized for fraudulent activity.

Consumers seeking mortgage loans through our loan marketplace can receive multiple conditional loan offers from participating lenders in response to a single loan request form. We refer to the process by which we match consumers and Network Lenders as the matching process. This matching process consists of the following steps:

1)	Loan Request. Consumers complete a single loan request form with information regarding the type of mortgage loan product they are seeking, loan preferences and other data. Consumers also consent to a soft inquiry regarding their credit.
2)	Loan Request Form Matching and Transmission. Our proprietary systems and technology match a given consumer’s loan request form data, credit profile and geographic location against certain pre-established criteria of Network Lenders, which may be modified from time to time. Once a given loan request passes through the matching process, the loan request is automatically transmitted to up to five participating Network Lenders.
3)	Lender Evaluation and Response. Network Lenders that receive a loan request form evaluate the information contained in it to determine whether to make a conditional loan offer.
4)	Communication of a Conditional Offer. All matched Network Lenders and any conditional offers are presented to the consumer upon completion of the loan request form. Consumers can return to the site and view their offer(s) at any time by logging in to their My BorroMoney.com profile. Additionally, matched lenders and offers are also sent to the email address associated with the consumer request.

We also offer consumers other mortgage products such as:

●	an alternative “short-form” matching process, which provides them with lender contact information rather than conditional offers from Network Lenders, and
●	a “rate table” loan marketplace, where consumers can enter their loan and credit profile and dynamically view real-time rates from lenders without entering their contact information.

Non-Mortgage Products

Lending Products. Other lending products on our online marketplace include information, tools and access to multiple conditional loan offers for the following:

●	Auto, which includes our auto refinance and purchase loan products. Auto loans enable consumers to purchase new or used vehicles or refinance an existing loan secured by an automobile.
●	Home equity loans and lines of credit, which enable home owners to borrow against the equity in their home, as measured by the difference between the market value of the home and any existing loans secured by the home. Home equity loans are one-time lump sum loans, whereas a home equity line of credit reflects a line of revolving credit where the borrower has flexibility to draw down and repay the line
●	Personal loans, which are unsecured obligations generally carrying shorter terms and smaller loan amounts than home mortgages.
●	Reverse mortgage loans, which are a loan product available to qualifying homeowners age
●	Small business loans, which include a broad array of financing types, including but not limited to loans secured by working capital, equipment, real estate and other forms of financing, provided to small and medium-sized businesses
●	Student loans, which includes both new loans to finance an education and related expenses, as well as refinancing of existing loans.

We intend to continue adding new lending offerings for consumers, small businesses and lenders on our online marketplace, in order to grow and diversify our sources of revenue. We may develop such new offerings through internal product development efforts, strategic business relationships with third parties and/or acquisitions.

Other Products. Other products also includes information, tools and access to the following:

●	Small business loans, which include a broad array of financing types, including but not limited to loans secured by working capital, equipment, real estate and other forms of financing, provided to small and medium-sized businesses
●	Student loans, which includes both new loans to finance an education and related expenses, as well as refinancing of existing loans.
●	Deposit accounts, through which consumers can access depository deals and analysis covering all major deposit product categories.
●	Credit repair, through which consumers can obtain assistance improving their credit profiles, in order to expand and improve loan and other financial product opportunities available to them.
●	Debt relief services, through which consumers can obtain assistance negotiating existing loans
●	Home improvement services, through which consumers have the opportunity to research and find home improvement professional services.
●	Personal credit data, through which consumers can gain insights into how prospective lenders and other third parties view their credit profiles.
●	Real estate brokerage services, through which consumers are matched with local realtors who can assist them in their home purchase or sale efforts.
●	Various consumer insurance products, including home and automobile, through which consumers are matched with insurance lead aggregators to obtain insurance offers.

We refer to the various purchasers of leads from our other marketplaces as lead purchasers. We generate revenue from the deposit account product from a consumer clicking from our website through to a financial institution’s website. We generate revenue through the insurance products and real estate brokerage services through match fees paid to us by insurance lead aggregators and real estate brokers participating in our online marketplace. We generate revenue from credit repair and debt relief services either through a fee for a customer referral to a service provider partner or through a fee at the time a consumer enrolls in a program with one of our partners. Revenue for home services is derived primarily through matching of leads to other home services lead aggregators.

Seasonality

Revenue in our lending business is subject to cyclical and seasonal trends. Home sales (and purchase mortgages) typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, in certain historical periods additional factors affecting the mortgage and real estate markets, such as the 2008-2009 financial crisis and ensuing recession have impacted customary seasonal trends.

We anticipate revenue in our newer products to be cyclical as well; however, we have limited historical data to predict the nature and magnitude of this cyclicality. Based on industry data, we anticipate that as our personal loan product matures we will experience less consumer demand during the fourth and first quarters of each year. we anticipate higher consumer demand for deposit accounts in the first quarter of each year. The majority of consumer demand for student loan products occurs in the third quarter coinciding with collegiate enrollment in late summer. Other factors affecting our businesses include macro factors such as credit availability in the market, interest rates, the strength of the economy and employment.

Competition

Our lending and other businesses compete with other online marketing companies, including online intermediaries that operate network-type arrangements. We also face competition from lenders that source consumer loan originations directly. These companies typically operate consumer-branded websites and attract consumers via online banner ads, keyword placement on search engines, direct mail, television ads, retail branches, realtors, brokers, radio and other sources, partnerships with affiliates and business development arrangements with others, including major online portals.

Product Development

We invest in the continued development of both new and existing products to enhance the experiences of consumers and lenders as they interact with us.

Corporate History

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

Regulation and Legal Compliance

Our businesses market and provide services in heavily regulated industries through a number of different online and offline channels across the United States. As a result, we are subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, including:

●	Restrictions on the manner in which consumer loans are marketed and originated, including, but not limited to, the making of required consumer disclosures, such as the Federal Trade Commission’s Mortgage Advertising Practices (“MAP”) Rules, federal Truth-in-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Housing Act, the federal Real Estate Settlement Procedures Act (“RESPA”), and similar state laws;
●	Restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) and current or future rules promulgated thereunder, including, but not limited to, limitations on fees charged by mortgage lenders, mortgage broker disclosures and rules promulgated by the Consumer Financial Protection Bureau (“CFPB”), which was created under the Dodd-Frank Act;
●	Restrictions on the amount and nature of fees that may be charged to lenders and real estate professionals for providing or obtaining consumer loan requests, such as under RESPA;
●	Federal and State laws relating to the implementation of the Secure and Fair Enforcement of Mortgage Licensing Act of 2008 (the “SAFE Act”) that require us to be licensed in all States and the District of Columbia (licensing requirements are applicable to both individuals and/or businesses engaged in the solicitation of or the brokering of residential mortgage loans and/or the brokering of real estate transactions);
●	State and federal restrictions on the marketing activities conducted by telephone, mail, email, mobile device or the internet, including the Telemarketing Sales Rule (“TSR”), the Telephone Consumer Protection Act (“TCPA”), state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and their accompanying regulations and guidelines;

●	State laws requiring licensure for or otherwise imposing restrictions on the solicitation of or brokering of consumer loans which could affect us in our personal loan, automobile loan, student loan, credit card, or other non-mortgage consumer lending businesses;
●	Restrictions on the usage and storage of consumer credit information, such as those contained in the federal Fair Credit Reporting Act and the federal Credit Repair Organization Act; and
●	State “Bird Dog” laws which restrict the amount and nature of fees, if any, that may be charged to consumers for automobile direct and indirect financing.

Intellectual Property

We believe that our intellectual property rights are vital to our success. To protect our intellectual property rights in our brand, technology, products, improvements and inventions, we rely on a combination of trademarks, trade secrets, patents and other laws, and contractual restrictions on disclosure, including confidentiality agreements with strategic partners, employees, consultants and other third parties. As new or improved proprietary technologies are developed or inventions are identified, we seek patent protection in the United States and abroad, as appropriate.

Many of our services are offered under proprietary trademarks and service marks. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used. We have 2 trademarks and service marks registered with the United States Patent and Trademark Office. These registrations can typically be renewed at 10-year intervals.

We reserve and register domain names when and where we deem appropriate and we currently have over 50 registered domain names. We also have agreements with third parties that provide for the licensing of patented and proprietary technology used in our business.

From time to time, we may be subjected to legal proceedings and claims, or threatened legal proceedings or claims, including allegations of infringement of third-party trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, the use of litigation and other dispute resolution processes, such as Uniform Domain Name Dispute Resolution, may be necessary for us to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.

Employees

As of August 31, 2018, we had 4 employees, of which are temporary or part-time contractors. The employees are not currently compensated but are part of a voluntary training program. None of our employees are represented under collective bargaining agreements and we consider our relations with employees and independent contractors to be good.

Additional Information

Website and Public Filings

We maintain a corporate website at www.BorrowMoney.com and an investor relations website at ir.BorrowMoney.com. None of the information on our website is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the Securities and Exchange Commission (the “SEC”).

We make available, free of charge through our website, our reports on Forms 10-K, 10-Q and 8-K, our proxy statement for the annual shareholders’ meeting and beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC. Our filings with the SEC are available to the public over the Internet at the SEC’s website at www.sec.gov, or at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Code of Business Conduct and Ethics

Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on our website at https://www.borrowmoney.com/investor-relations.

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

Item 2. Properties

Our principal executive offices are currently located in approximately 1,500 square feet of office space in Fort Lauderdale, Florida under a month to month basis that is provided free of charge by our President. In addition, the Company utilizes approximately 1,800 square feet of office space in Brooklyn, NY. The space is owned by the President and is provided without charge to the Company.

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

Holders of Our Common Stock

As of the date of this Annual Report, we had 39 shareholders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We do not have any recent sales of unregistered securities

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

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

Overview

BorrowMoney.com operates what we believe to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. Our online marketplace provides consumers with access to product offerings from our Network Lenders, including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for these loans, deposits and other credit-based offerings. We seek to match consumers with multiple lenders, who can provide them with competing quotes for the product they are seeking.

We also serve as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these lenders.

Our My BorrowMoney.com platform offers a personalized loan comparison-shopping experience by providing free credit scores and credit score analysis. This platform enables us to observe consumers’ credit profiles and then identify and alert them to loan and other credit-based opportunities on our marketplace that may be more favorable than the loans they may have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.

In addition to operating our core mortgage inquiry and Leads business, we are focused on growing our non-mortgage lending businesses and developing new product offerings and enhancements to improve the experiences that consumers and lenders have as they interact with us. By expanding our portfolio of loans and other product offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology, and to leverage the widespread recognition of the BorrowMoney.com brand to effect this strategy.

We believe the consumer and small business financial services industry is in the early stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our lender network place us in a strong position to continue to benefit from this market shift.

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

Plan of Operations

We expect to spend the next 12 months obtaining agreements with lenders, maintaining our Internet-based platform, and generating revenues for our marketplace services. Over the next 12 months our growth is designed to attract a modest level of business aimed at reaching a breakeven point and create consumer and lender awareness of the Company as a reliable and credible Internet-based loan marketplace. The budget for the next 12 months is estimated to be $73,990, which is being provided for by our founding principal and President, Aldo Piscitello. A breakdown of the estimated cost for our next 12 months of operation are as follows:

ACCOUNTING AND AUDIT SERVICES	$23,000
AMAZON (AWS) WEB HOSTING SERVICE, AND MAINTENANCE	7,000
4 EMPLOYEES BASIC EXPENSE COMMISSION BASE ON 1099	20,000
AOL BACK UP EMAIL SERVICE	120
E-WIZ SOLUTION, INC, IT UPDATE MAINTENANCE AND SERVICE	10,000
GODADDY, DOMAIN NAMES HOSTING. SERVICE. AND MAINTENANCE	2,500
GOOGLE EMAIL SERVICE	550
LEGAL FEES	2,000
LIVE CHAT INC , WEB SITE SERVICE	250
MARKETING MATERIAL	5,000
NETFLIX .COM, DOWNLOAD SERVICE	100
OFFICE SUPPLY	1,000
PERSOLVENT INC, CREDIT CARDS MAINTENANCE SERVICE	220
PUBLIC STORAGE, RENT FOR COMPUTERS AND OFFICE SUPPLY	1,100
QUICK BOOKS ONLINE ACCOUNTING SERVICE,	550
OFFICE SPACE RENT	15,000
TELEPHONE SERVICE,	3,800
THE FINANCIAL SERVICE, RATES UPDATE SERVICE	600
VSTOCK TRANSFER LLC,	1,200
TOTAL	$ 93, 990

Revenues are expected to be minimal as the volume of lender agreements during this stage of operation is expected to be low. We expect to operate at a loss during our initial growth/operating period. No salary is planned to be paid to the President, Directors, or other executive officers until the Company has reached the breakeven point of operations. Only our contract part time employees will be compensated.

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

Results of Operations

Fiscal year ended August 31, 2018 as compared to August 31, 2017

The Company generated revenue of $0 and $14,936 for the years ended August 31, 2018 and 2017, respectively. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $0 and $11,450 for the years ended August 31, 2018 and 2017, respectively.

General and administrative expenses were $90,940 and $95,047, for the years ended August 31, 2018 and 2017, respectively. The $4,107 decrease in operating expenses was due primarily to a reduction in promotional fees.

As a result of the foregoing, we incurred losses of $100,602 and $99,493 during the years ended August 31, 2018 and 2017, respectively.

The following table provides selected financial data about our Company as at August 31, 2018 and 2017.

	As at	As at
Balance Sheet Date	August 31, 2018	August 31, 2017

Cash	$5,132	$10,026
Total Assets	$9,132	$10,026
Total Liabilities	$359,924	$259,216
Stockholders’ Deficit	$(350,792)	$(249,190)

As at August 31, 2018, the Company’s cash balance was $5,132 compared to $10,026 as at August 31, 2016 and our total assets at August 31, 2018 were $9,132 compared with $10,026 as at August 31, 2017.

As at August 31, 2018, the Company had total liabilities of $359,924 compared with total liabilities of $259,216 as at August 31, 2017. The increase in total liabilities during the year ended 2018, was mostly the result of an increase in notes, due to related party.

Financial Position, Liquidity and Capital Resource

As of August 31, 2018, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long-term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the company through a private offering of its securities to supplement its capital requirements. For the year ended August 31, 2018 the company used $93,894 in operating activities and the Company was funded by related party loans of $90,000. The cash balance at August 31, 2018 was $5,132. At August 31, 2018 we have a working capital deficiency of $20,572. The majority of interest expense of $9,662 and $7,932 for the years ended August 31, 2018 and 2017, respectively, was the result of accruals related to Mr. Piscitello’s advances.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

BorrowMoney.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BorrowMoney.com, Inc. and its subsidiary (the “Company”) as of August 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2015.

Houston, Texas

November 9, 2018

BorrowMoney.com, Inc.

Consolidated Balance Sheets

	August 31, 2018	August 31, 2017
Assets

Cash	$5,132	$10,026
Prepaid expenses	4,000	-
Total current assets	9,132	10,026

Total Assets	$9,132	$10,026

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,599	$1,500
Accrued interest	27,105	17,496
Total current liabilities	29,704	18,996

Long term debt
Notes payable-related party	330,220	240,220
Total liabilities	359,924	259,216

Stockholders’ deficit:
Preferred stock 20,000,000 shares authorized $0.0001 par value none issued and outstanding at August 31, 2018 and 2017	-	-
Common stock-100,000,000 shares authorized $0.0001 par value issued and outstanding common shares at August 31, 2018 and 2017 were 21,823,000 and 22,073,000, respectively	2,182	2,207
Additional paid-in capital	237,818	238,793
Accumulated deficit	(590,792)	(490,190)
Total stockholders’ deficit	(350,792)	(249,190)

Total Liabilities and Stockholders’ Deficit	$9,132	$10,026

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	August 31, 2018	August 31, 2017

Revenue	$-	$14,936

Operating expenses:
Costs related to services	-	11,450
General and administrative	90,940	95,047
Total operating expenses	90,940	106,497

Income (loss) from operations	(90,940)	(91,561)

Other expense:
Interest expense	(9,662)	(7,932)
Total other expenses	(9,662)	(7,932)

Net loss before income taxes	(100,602)	(99,493)
Income taxes	-	-

Net loss	$(100,602)	$(99,493)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	21,993,548	22,057,164

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended August 31, 2018 and 2017

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Common Stock	Capital	Deficit	Deficit

Balance at August 31, 2016	22,053,000	$2,205	$218,795	$(390,697)	$(169,697)
Common stock issued for cash	20,000	2	19,998	-	20,000
Net Loss	-	-	-	(99,493)	(99,493)
Balance at August 31, 2017	22,073,000	2,207	238,793	(490,190)	(249,190)
Repurchase of common stock	(250,000)	(25)	(975)	-	(1,000)
Net Loss	-	-	-	(100,602)	(100,602)
Balance at August 31, 2018	21,823,000	$2,182	$237,818	$(590,792)	$(350,792)

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

	For the year ended	For the year ended
	August 31, 2018	August 31, 2017
Cash flows from operating activities:
Net Loss	$(100,602)	$(99,493)
Changes in net assets and liabilities
Prepaid expenses	(4,000)	-
Accounts payable and accrued expenses	10,708	7,771
Cash used in operating activities:	(93,894)	(91,722)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	20,000
Proceeds from related party loans	90,000	92,500
Repayment of related party loans	-	(20,000)
Repurchase of common shares	(1,000)	-
Cash provided by financing activities	89,000	92,500

Change in cash	(4,894)	778
Cash- beginning of period	10,026	9,248
Cash-end of period	$5,132	$10,026

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Years Ended August 31, 2018 and 2017

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

BorrowMoney.com, Inc.’s provides an internet-based platform that can match mortgage and loan providers with prospective borrowers. The Company offer to borrowers “screened lenders” and ensure the lenders trustworthiness and legitimacy. The Company provides institutional lenders with innovative digital solutions by offering fintech technologically advanced gathered leads through an exclusive proprietary platform. .

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Going concern - The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned limited revenue since inception and lacks any significant operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

While the Company commenced operations is attempting to generate revenues, its cash position may not be significant enough to support daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate revenues.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at August 31, 2018 or 2017.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal years ended August 31, 2018 and August 31, 2017 there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Revenue recognition – The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of its fees is reasonably assured. Our advertising rates are based on pay-per-click, ad display, or flat rate pay-per-click and ad display. We only charge when a prospective customer visits the site and the ad is displayed or clicked on the viewing page. Advertising prices on the Borrowmoney site start at a minimum of 200 to 4999 clicks and is $0.24 per click. Advertising charges for a per-ad exposure starts at a minimum of 10,000 and is $0.20 per exposure.

We have separate packages to fit budget and needs. Packages vary from Pay-As-You-Go, Pay-Per-Use, Flat Rate or Termed contracts. Flat rate monthly charges are based on size of ad banners, Tier and page position as follows:

-	tier 5 $100, dollars
-	tier 4 $200, dollars
-	tier 3 $500, dollars
-	tier 2 $750, dollars
-	tier 1 $1,500 dollars

We have a limited number of customers and service providers that exposes us to concentrations in the volume of business transacted. A summary of concentrations in sales and transaction with service providers for the year ended August 31, 2017 is as follows. We had no revenue or cost related to sales during the year ended August 31, 2018.

Customer	A	B	C
Sales	33%	33%	30%
Service Providers	16%	10%	0%

Stock-based awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant- date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal years ended August 31, 2018 and 2017 no awards were granted.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of August 31, 2018 and 2017, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

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

Net income (loss) per share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2018 and 2017 there were no shares of potentially dilutive securities outstanding.

Related party transactions-The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Reclassification – Certain amounts in the prior year have been reclassified to be consistent with the current year presentation.

Recently issued accounting pronouncements – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015- 14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the registrant has made when applying the guidance. We will be adopting the new standard effective September 1, 2018.

The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We are adopting the standard using the modified retrospective method and have determined the impact of adoption to not be material.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of August 31, 2018 and August 31, 2017, respectively:

	Year Ended	Year Ended
	August 31, 2018	August 31, 2017
1 unsecured note payable to related parties bearing interest at 4% Balance at beginning of year	$240,220	$167,720
Advances received	90,000	92,500
Payments made	-	(20,000)
Balance at end of period	330,220	240,220
Less current portion	-	-
Due after one year	$330,220	$240,220

In connection with the note, the Company has an accrued interest obligation as of August 31, 2018 and 2017 of $27,105 and $17,496 respectively. As of August 31, 2018, and August 31, 2017, the outstanding principal balance was $330,220 and $240,220, respectively for the above note. During the quarter ended May 31, 2018 the due date of the note was extended  to September 1, 2019 and continues to accrue interest at 4%. The note extension did not qualify for modification accounting and no impact to the balance sheet or statement of operations.

E-Wiz solutions, LLC has billed and been paid $2,063 and $17,590 for web design work for the year ended August 31, 2018 and 2017, respectively. The CEO is a director of BorrowMoney.

The Company utilizes approximately 1,800 square feet of office space in Brooklyn, NY. The space is owned by the President and is provided without charge to the Company. In addition the company utilizes a small office space in Fort Lauderdale, Florida which is also provided without charge to the Company by the President.

NOTE 4 – COMMON STOCK

On May 7, 2018 the Company repurchased 250,000 common shares for $1,000. The shares were subsequently cancelled.

In June 2017 we issued 20,000 shares of our common stock for cash of $20,000. All shares were issued to unrelated parties.

NOTE 5 - INCOME TAXES

The Company has approximately $561,000 as of August 31, 2018 in available net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2038. The Company has adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $149,000.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry- forwards before full utilization.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more- likely-than-not threshold is met, the Company measures the tax position to determine the amount to recognize in the financial statements. The Company performed a review of its material tax positions in accordance with these recognition and measurement standards. The Company has concluded that there are no significant uncertain tax positions requiring disclosure, and there are not material amounts of unrecognized tax benefits.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at August 31, 2018, which were fully offset by a valuation allowance.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the current and deferred provision at August 31, 2018 and August 31, 2017 were as follows:

Following is a summary of the components giving rise to the tax provision.

	August 31, 2018	August 31, 2017
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable:	-	-

Increase (decrease) in Deferred:
Federal	(41,700)	31,400
State	5,000	4,860
Total Deferred:	(36,700)	36,260
Less increase in allowance	36,700	(36,260)
Net deferred	-	-
Total income tax provision (benefit)	$36,700	$-

	August 31, 2018	August 31, 2017
Individual components giving rise to the deferred tax assets are as follows:
Futures tax benefit arising from net operating loss carryovers	$149,000	$185,700
Less valuation allowance	(149,000)	(185,700)
Net deferred	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and two state jurisdictions. The Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before August 31, 2013.

NOTE 6 – SUBSEQUENT EVENT

In October 2018 the Company entered into an agreement with Lending Club. The Company will earn a referral fee of $40 for each lead provided to Lending Club.

Subsequent to August 31, 2018, the President advanced an additional $19,302 for general operating expenses. The advances are unsecured, due on demand and have no stated interest rate.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of August 31, 2018 due to the existence of the material weaknesses as of August 31, 2018, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

In connection with the evaluation of the Company’s internal controls during the fiscal year ended on August 31 2018, Aldo Piscitello, who is both the Company’s Principal Executive Officer and Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Title	Held Position Since
Aldo Piscitello	64	Director	August, 2010

Rosario Allen Moschitto	43	Director	October 6, 2015

Frank A. Micali	43	Director	October 6, 2015

The name, age and position of our significant employees are set forth below:

Name	Age	Title	Held Position Since
Aldo Piscitello	64	President/CEO/Director/Secretary/Treasurer	August 2010

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended August 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

Code of Ethics

Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on our website at https://www.borrowmoney.com/investor-relations.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2018 we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive Officers for the fiscal years ended August 31, 2018 and 2017:

Summary Compensation Table

Name and Principal Position (a)	Year 2018 and 2017	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Aldo Piscitello – Director, Chief Executive Officer, Secretary, Treasurer, and President	-	-	-	-	-	-	-
Rosario Allen Moschitto - Director	-	-	-	-	-	-	-
Frank A. Micali - Director	-	-	-	-	-	-	-

Compensation Discussion and Analysis/ Employment and Other Agreements

Our directors and executive officers received no compensation as of the fiscal year ended August 31, 2018 and 2017.

Stock Option Grants

To date, we have not granted any stock options to any officer or director or any other employee. We have not adopted any stock option or any other similar compensation plan.

Director Compensation

During 2018, Directors were entitled to reimbursement for expenses in attending meetings but received no other compensation for services as Directors. Directors who were employees were entitled to receive compensation for services other than as director. No compensation has been paid to Directors for services. There were no formal or informal arrangements or agreements to compensate Directors for services provided as a director during 2018.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of this Prospectus, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our Officers and Directors, our Officers and Directors as a group, and each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Management

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)	% Owned (1)

Aldo Piscitello 512 Bayshore drive suite 201 Fort Lauderdale FL 33304	20,000,000 common shares	91.65%

(1) The percent of class is based on 21,823,000 shares of our common stock issued and outstanding as of August 31, 2018.

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

Our principal shareholder and President has lent funds to the Company, as of August 31, 2018, in the total amount of $330,220 as a note payable by the Company with interest at the rate of four (4%) per annum. In connection with the note the Company has an accrued interest obligation as of August 31, 2018, and 2017 of $27,105 and; $17,496 respectively. The Company borrowed $19,302 from our principal and President subsequent to August 31, 2018.

E-Wiz solutions, LLC has billed and been paid $2,063 and $17,590 for web design work for the fiscal year ended August 31, 2018 and 2017, respectively. The CEO of which is a director of BorrowMoney.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2018 and for fiscal year ended August 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2018	August 31, 2017
Audit Fees	$21,000	$24,000
Audit Related Fees	Nil	Nil
Tax Fees	4,000	Nil
All Other Fees	Nil	Nil
Total	$25,000	$24,000

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: November 10, 2018	By:	/s/ Aldo Piscitello
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

