Form 10-Q
period 2018-11-30
BorrowMoney.com, Inc.
filed 2019-01-09
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018 or

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

Large accelerated filer [ ]	Accelerated filer [ ]	Emerging growth company [X]
Non-accelerated filer [ ]	Smaller reporting company [X]

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

The total number of shares of common stock, par value $.0001 per share, outstanding as of January 9, 2019  was 21,823,000. The Registrant has no other class of common stock outstanding.

BORROWMONEY.COM, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Consolidated Balance Sheets

(unaudited)

	November 30, 2018	August 31, 2018
Assets

Cash	$63,965	$5,132
Prepaid expenses	-	4,000
Total current assets	63,965	9,132

Total Assets	$63,965	$9,132

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$12,318	$2,599
Accrued interest	32,544	27,105
Notes payable-related party, current portion	389,522	-
Total current liabilities	434,384	29,704

Long term debt
Notes payable-related party	-	330,220
Total liabilities	434,384	359,924

Stockholders’ deficit:
Preferred stock 20,000,000 shares authorized $0.0001 par value none issued and outstanding at November 30, 2018 and August 31, 2018	-	-
Common stock-100,000,000 shares authorized $0.0001 par value issued and outstanding common shares at November 30, 2018 and August 31, 2018 were 21,823,000	2,182	2,182
Additional paid-in capital	237,818	237,818
Accumulated deficit	(610,419)	(590,792)
Total stockholders’ deficit	(370,419)	(350,792)

Total Liabilities and Stockholders’ Deficit	$63,965	$9,132

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	November 30, 2018	November 30, 2017

Revenue	$9,428	$-

Operating expenses:
Costs related to services	1,609	1,981
General and administrative	22,007	34,244
Total operating expenses	23,616	36,225

Income (loss) from operations	(14,188)	(36,225)

Other expense:
Interest expense	(5,439)	(2,584)
Total other expenses	(5,439)	(2,584)

Net loss before income taxes	(19,627)	(38,809)
Income taxes	-	-

Net loss	$(19,627)	$(38,809)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	21,823,000	22,073,000

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended	For the three months ended
	November 30, 2018	November 30, 2017
Cash flows from operating activities:
Net Loss	$(19,627)	$(38,809)
Changes in net assets and liabilities
Prepaid expenses	4,000	-
Accounts payable and accrued expenses	9,719	5,000
Accrued interest	5,439	2,584
Cash used in operating activities:	(469)	(31,225)

Cash flows from financing activities:
Proceeds from related party loans	59,302	40,000
Cash provided by financing activities	59,302	40,000

Change in cash	58,833	8,775
Cash- beginning of period	5,132	10,026
Cash-end of period	$63,965	$18,801

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited interim consolidated financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Three Months Ended November 30, 2018 and 2017

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

The interim unaudited consolidated financial statements as of November 30, 2018, and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended August 31, 2018.

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

While the Company is attempting to generate sufficient revenues, its cash position may not be significant enough to support daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015- 14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the registrant has made when applying the guidance. We adopted the new standard effective September 1, 2018 using the modified retrospective method.

Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services.

Revenue is recognized based on the following five step model:

●	Identification of the contract with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of revenue when, or as, the Company satisfies a performance obligation

In October 2018 the Company entered into an agreement with Lending Club. The Company will earn a referral fee of $40 for each lead provided to Lending Club. Revenue is generally recognized at the time the “lead” information is turned over to our customer. All of our revenue is currently related to lead generation and as such no disclosure disaggregation of revenue is currently needed.

During the three months ended November 30, 2018, the Company had one major customer that accounted for approximately 99% of total revenue.

Costs to Obtain Customer Contracts

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit. We determined the period of benefit by taking into consideration the length of our customer contracts, our technology lifecycle, and other factors. Amortization expense is recorded in sales and marketing expense within our statement of operations. Historically we have not incurred incremental cost to acquire customer contracts.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of November 30, 2018 and August 31, 2018, respectively:

	Year Ended	Year Ended
	November 30, 2018	August 31, 2018
1 note payable to a related party, unsecured, bearing interest at 4% Balance at beginning of year	$330,220	$240,220
Advances received	59,302	90,000
Balance at end of period	389,522	330,220
Less current portion	389,522	-
Due after one year	$-	$330,220

In connection with the note, the Company has an accrued interest obligation as of November 30, 2018 and August 31, 2018 of $32,544 and $27,105 respectively. During the quarter ended May 31, 2018 the due date of the note was extended to September 1, 2019 and continues to accrue interest at 4%.

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

Plan of Operations

During the next 12 months, we expect to take the following steps in connection with the further growth of our business in the implementation of a plan of operations:

We are presently operational with respect to our technology and are ready to obtain agreements with lenders for geographic areas and ZIP Codes. We expect to spend the next 12 months obtaining agreements with lenders, maintaining our Internet-based platform, and begin generating revenues for our marketplace services. Over the next 12 months, our growth is designed to attract a modest level of business aimed at reaching a breakeven point and create consumer and lender awareness of the Company as a reliable and credible Internet-based loan marketplace. The budget for the next 12 months is estimated to be $93,990, which is being provided for by our founding principal and President, Aldo Piscitello. A breakdown of the estimated cost for our next 12 months of operation are as follows:

ACCOUNTING SERVICE	$23,000
AMAZON (AWS) WEB HOSTING SERVICE, AND MAINTENANCE	7,000
4 EMPLOYEES BASIC EXPENSE COMMISSION BASE ON 1099	20,000
AOL BACK UP EMAIL SERVICE	120
E-WIZ SOLUTION, INC, IT UPDATE MAINTENANCE AND SERVICE	10,000
GODADDY, DOMAIN NAMES HOSTING. SERVICE. AND MAINTENANCE	2,500
GOOGLE EMAIL SERVICE	550
LEGAL FEES	2,000
LIVE CHAT INC , WEB SITE SERVICE	250
MARKETING MATERIAL	5,000
NETFLIX .COM, DOWNLOAD SERVICE	100
OFFICE SUPPLY	1,000
PERSOLVENT INC, CREDIT CARDS MAINTENANCE SERVICE	220
PUBLIC STORAGE, RENT FOR COMPUTERS AND OFFICE SUPPLY	1,100
QUICK BOOKS ONLINE ACCOUNTING SERVICE,	550
OFFICE SPACE RENT	15,000
TELEPHONE SERVICE,	3,800
THE FINANCIAL SERVICE, RATES UPDATE SERVICE	600
VSTOCK TRANSFER LLC,	1,200
TOTAL	$93, 990

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

Results of Operations

Three Months ended November 30, 2018 as compared to November 30, 2018

The Company had $9,428 for the three-month periods ended November 30, 2018 and no revenue in 2017. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $1,609 for the three-month period ended November 30, 2018 compared to $1,981 for the three months ended November 30, 2017. Due to the fixed nature of these ongoing costs the company expects to continue to incur the costs regardless of recognizing revenue.

Operating expenses for the three month period ended November 30, 2018 were $23,616 compared to $36,225 for the three-month period ending November 30, 2017.

Financial Position, Liquidity and Capital Resource

As of November 30, 2018, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the company through a private offering of its securities to supplement its capital requirements. For the three months ended November 30, 2018 the company used $469 in operating activities and the Company was funded by related party loans of $59,302. The cash balance at November 30, 2018 was $63,965. All advances by Mr. Piscitello accrue interest at 4% and are due September 1, 2019. At November 30, 2018, we have a working capital deficiency of $370,419. Interest expense of $5,439 and $2,584 for the three- month period ended November 30, 2018 and 2017 was the result of accruals related to Mr. Piscitello’s advances.

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

None

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: January 9, 2019	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

