Form 10-Q
period 2019-02-28
BorrowMoney.com, Inc.
filed 2019-04-15
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-208854

BORROWMONEY.COM, INC.

(Exact name of registrant as specified in its charter)

Florida	7389	65-0981503
(State or other jurisdiction of	(Primary Standard Industrial	(IRS Employer
incorporation or organization)	Classification Code Number)	Identification Number)

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

The total number of shares of common stock, par value $.0001 per share, outstanding as April 8, 2019 was 21,823,000. The Registrant has no other class of common stock outstanding.

BORROWMONEY.COM, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Consolidated Balance Sheets

(unaudited)

	February 28, 2019	August 31, 2018
Assets

Cash	$61,059	$5,132
Prepaid expenses	-	4,000
Total current assets	61,059	9,132

Total Assets	$61,059	$9,132

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,500	$2,599
Accrued interest	36,434	27,105
Notes payable-related party, current portion	403,757	-
Total current liabilities	442,691	29,704

Long term debt
Notes payable-related party	-	330,220
Total liabilities	442,691	359,924

Stockholders’ deficit:
Preferred stock 20,000,000 shares authorized $0.0001 par value none issued and outstanding at February 28, 2019 and August 31, 2018	-	-
Common stock-100,000,000 shares authorized $0.0001 par value issued and outstanding common shares at February 28, 2019 and August 31, 2018 were 21,823,000	2,182	2,182
Additional paid-in capital	237,818	237,818
Accumulated deficit	(621,632)	(590,792)
Total stockholders’ deficit	(381,632)	(350,792)

Total Liabilities and Stockholders’ Deficit	$61,059	$9,132

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2019	2018	2019	2018

Revenue	$15,745	$-	$25,173	$-

Operating expenses:
Costs related to services	2,101	2,969	3,710	4,950
General and administrative	20,967	29,487	42,974	63,731
Total operating expenses	23,068	32,456	46,684	68,681

Loss from operations	(7,323)	(32,456)	(21,511)	(68,681)

Other expense:
Interest expense	(3,890)	(2,939)	(9,329)	(5,523)
Total other expenses	(3,890)	(2,939)	(9,329)	(5,523)

Net loss before income taxes	(11,213)	(35,395)	(30,840)	(74,204)
Income taxes	-	-	-	-

Net loss	$(11,213)	$(35,395)	$(30,840)	$(74,204)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	21,823,000	22,073,000	21,823,000	22,073,000

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Periods Ended February 28, 2019 and 2018

(unaudited)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Common Stock	Capital	Deficit	Deficit

Balance at August 31, 2018	21,823,000	$2,182	$237,818	$(590,792)	$(350,792)
Net Loss	-	-	-	(19,627)	(19,627)
Balance at November 30, 2018	21,823,000	2,182	237,818	(610,419)	(370,419)
Net Loss	-	-	-	(11,213)	(11,213)
Balance at February 28, 2019	21,823,000	$2,182	$237,818	$(621,632)	$(381,632)

Balance at August 31, 2017	22,073,000	$2,207	$238,793	$(490,190)	$(249,190)
Net Loss	-	-	-	(38,809)	(38,809)
Balance at November 30, 2017	22,073,000	2,207	238,793	(528,999)	(287,999)
Net Loss	-	-	-	(35,395)	(35,395)
Balance at February 28, 2018	22,073,000	$2,207	$238,793	$(564,394)	$(323,394)

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended February 28,
	2019	2018
Cash flows from operating activities:
Net Loss	$(30,840)	$(74,204)
Changes in net assets and liabilities
Prepaid expenses	4,000	-
Accounts payable and accrued expenses	9,230	5,523
Cash used in operating activities:	(17,610)	(68,681)

Cash flows from financing activities:
Proceeds from related party loans	73,537	65,000
Cash provided by financing activities	73,537	65,000

Change in cash	55,927	(3,681)
Cash- beginning of period	5,132	10,026
Cash-end of period	$61,059	$6,345

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited interim consolidated financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended February 28, 2019 and 2018

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

The interim unaudited consolidated financial statements as of February 28, 2019, and for the three and six months ended, February 28 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended August 31, 2018.

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

During the six months ended February 28, 2019, 73% of the Company’s revenue was generated from one customer and an additional 21% was generated from another customer.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of February 28, 2019 and August 31, 2018, respectively:

	Six Months Ended	Year Ended
	February 28, 2019	August 31, 2018
1 note payable to related parties bearing interest at 4% Balance at beginning of year	$330,220	$240,220
Advances received	73,537	90,000
Balance at end of period	403,757	330,220
Less current portion	403,757	-
Due after one year	$-	$330,200

In connection with the note, the Company has an accrued interest obligation as of February 28, 2019 and August 31, 2018, the outstanding balance was $36,434 and $27,105 respectively for the above note. The note is due September 1, 2019 and continues to accrue interest at 4%.

The Company utilizes approximately 1,800 square feet of office space in Brooklyn, NY. The space is owned by the President and is provided without charge to the Company. In addition, the company utilizes approximately 1,500 square feet of office space in Fort Lauderdale, Florida which is provided without charge to the Company by the President.

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

Our BorrowMoney.com platform offers a personalized loan comparison-shopping experience by providing free credit scores and credit score analysis. This platform enables us to observe consumers’ credit profiles and then identify and alert them to loan and other credit-based opportunities on our marketplace that may be more favorable than the loans they may have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.

In addition to operating our core mortgage inquiry and Leads business, we are focused on growing our non-mortgage lending businesses and developing new product offerings and enhancements to improve the experiences that consumers and lenders have as they interact with us. By expanding our portfolio of loans and other product offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology, and to leverage the widespread recognition of the BorrowMoney.com brand to affect this strategy.

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

Plan of Operations

During the next 12 months, we expect to take the following steps in connection with the further growth of our business in the implementation of a plan of operations:

We are presently operational with respect to our technology and are ready to obtain agreements with lenders for geographic areas and ZIP Codes. We expect to spend the next 12 months obtaining agreements with lenders, maintaining our Internet-based platform, and begin generating revenues for our marketplace services. Over the next 12 months, our growth is designed to attract a modest level of business aimed at reaching a breakeven point and create consumer and lender awareness of the Company as a reliable and credible Internet-based loan marketplace. The budget for the next 12 months is estimated to be $93,990, which intends to be borrowed from our founding principal and President, Aldo Piscitello. A breakdown of the estimated cost for our next 12 months of operation are as follows:

ACCOUNTING SERVICE	$23,000
AMAZON (AWS) WEB HOSTING SERVICE, AND MAINTENANCE	7,000
4 EMPLOYEES BASIC EXPENSE COMMISSION BASE ON 1099	20,000
AOL BACK UP EMAIL SERVICE	120
E-WIZ SOLUTION, INC, IT UPDATE MAINTENANCE AND SERVICE	10,000
GODADDY, DOMAIN NAMES HOSTING. SERVICE. AND MAINTENANCE	2,500
GOOGLE EMAIL SERVICE	550
LEGAL FEES	2,000
LIVE CHAT INC , WEB SITE SERVICE	250
MARKETING MATERIAL	5,000
NETFLIX .COM, DOWNLOAD SERVICE	100
OFFICE SUPPLY	1,000
PERSOLVENT INC, CREDIT CARDS MAINTENANCE SERVICE	220
PUBLIC STORAGE, RENT FOR COMPUTERS AND OFFICE SUPPLY	1,100
QUICK BOOKS ONLINE ACCOUNTING SERVICE	550
OFFICE SPACE RENT	15,000
TELEPHONE SERVICE	3,800
THE FINANCIAL SERVICE, RATES UPDATE SERVICE	600
VSTOCK TRANSFER LLC	1,200
TOTAL	$93,990

Revenues are expected to be minimal as the volume of lender agreements during this initial stage of operation is expected to be low. We expect to operate at a loss during our initial growth/operating period. No salary is planned to be paid to the President, Directors, or other executive officers until the Company has completed 12 months of operations. Only our contract part time employees will be compensated. We currently have no part time employees.

Contingent upon the successful completion of our next 12 months of operation, we plan to aggressively expand our operation and business. Our expansion would be accompanied by an increase in the number of employees to obtain lender agreements for ever-expanding geographic areas.

Sources of Revenue

BorrowMoney.com will generally be compensated from fees paid by its members and fees paid for supplying “leads” to participating lenders and other financial institutions. However, as of the current date the Company has generated minimal revenues but is in the final development stage in anticipation of launching its web site gradually in selected markets.

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

Results of Operations

Three Months ended February 28, 2019 as compared to February 28, 2018

The Company had $15,745 and $0 of revenue for the three-month periods ended February 28, 2019 and 2018. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $2,101 for the three-month period ended February 28, 2019 compared to $2,969 for the three months ended February 28, 2018. Due to the fixed nature of these ongoing costs the company expects to continue to incur the costs regardless of recognizing revenue.

Operating expenses for the three month period ended February 28, 2019 were $20,967 compared to $29,487 for the three-month period ending February 28, 2018.

Six Months ended February 28, 2019 as compared to February 28, 2018

The Company had $25,173 and $0 of revenue for the three-month periods ended February 28, 2019 and 2018. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $3,710 for the three-month period ended February 28, 2019 compared to $4,950 for the three months ended February 28, 2018. Due to the fixed nature of these ongoing costs the company expects to continue to incur the costs regardless of recognizing revenue.

Operating expenses for the three month period ended February 28, 2019 were $42,974 compared to $63,731 for the three-month period ending February 28, 2018.

Financial Position, Liquidity and Capital Resource

As of February, 28, 2019, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the company through a private offering of its securities to supplement its capital requirements. For the six months ended February 28, 2019 the company used $17,610 in operating activities and the Company was funded by related party loans of $73,537. The cash balance at February 28, 2019 was $61,059. All advances by Mr. Piscitello accrue interest at 4% and are due September 1, 2019. At February 28, 20189 we have a working capital deficiency of $381,632. Interest expense of $9,329 and $5,523 for the six- month period ended February 28, 2019 and 2018 was the result of accruals related to Mr. Piscitello’s advances.

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

BorrowMoney.com, Inc.

a Florida corporation

Dated: April 15, 2019	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

