Form 10-Q
period 2019-05-31
BorrowMoney.com, Inc.
filed 2019-07-09
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The total number of shares of common stock, par value $.0001 per share, outstanding as July 8, 2019 was 21,823,000. The Registrant has no other class of common stock outstanding.

BORROWMONEY.COM, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Consolidated Balance Sheets

(unaudited)

	May 31, 2019	August 31, 2018
Assets

Cash	$13,418	$5,132
Accounts receivable	3,375	-
Prepaid expenses	-	4,000
Total current assets	16,793	9,132

Total Assets	$16,793	$9,132

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$7,388	$2,599
Accrued interest	40,305	27,105
Notes payable-related party, current portion	358,757	-
Total current liabilities	406,450	29,704

Long term debt
Notes payable-related party	-	330,220
Total liabilities	406,450	359,924

Stockholders’ deficit:
Preferred stock 20,000,000 shares authorized $0.0001 par value none issued and outstanding at May 31, 2019 and August 31, 2018	-	-
Common stock-100,000,000 shares authorized $0.0001 par value issued and outstanding common shares at May 31, 2019 and August 31, 2018 were 21,823,000	2,182	2,182
Additional paid-in capital	237,818	237,818
Accumulated deficit	(629,657)	(590,792)
Total stockholders’ deficit	(389,657)	(350,792)

Total Liabilities and Stockholders’ Deficit	$16,793	$9,132

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2019	2018	2019	2018

Revenue	$5,764	$-	$30,937	$-

Operating expenses:
Costs related to services	2,255	1,552	5,965	6,502
General and administrative	7,663	15,094	50,637	78,825
Total operating expenses	9,918	16,646	56,602	85,327

Loss from operations	(4,154)	(16,646)	(25,665)	(85,327)

Other expense:
Interest expense	(3,871)	(3,118)	(13,200)	(8,641)
Total other expenses	(3,871)	(3,118)	(13,200)	(8,641)

Net loss before income taxes	(8,025)	(19,764)	(38,865)	(93,968)
Income taxes	-	-	-	-

Net loss	$(8,025)	$(19,764)	$(38,865)	$(93,968)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	21,823,000	22,007,066	21,823,000	22,050,941

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Periods Ended May 31, 2019 and 2018

(unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Common Stock	Capital	Deficit	Deficit

Balance at August 31, 2018	21,823,000	$2,182	$237,818	$(590,792)	$(350,792)
Net Loss	-	-	-	(19,627)	(19,627)
Balance at November 30, 2018	21,823,000	2,182	237,818	(610,419)	(370,419)
Net Loss	-	-	-	(11,213)	(11,213)
Balance at February 28, 2019	21,823,000	2,182	237,818	(621,632)	(381,632)
Net Loss	-	-	-	(8,025)	(8,025)
Balance at May 31, 2019	21,823,000	$2,182	$237,818	$(629,657)	$(389,657)

Balance at August 31, 2017	22,073,000	$2,207	$238,793	$(490,190)	$(249,190)
Net Loss	-	-	-	(38,809)	(38,809)
Balance at November 30, 2017	22,073,000	2,207	238,793	(528,999)	(287,999)
Net Loss	-	-	-	(35,395)	(35,395)
Balance at February 28, 2018	22,073,000	2,207	238,793	(564,394)	(323,394)
Repurchase of common stock	(250,000)	(25)	(975)	-	(1,000)
Net Loss	-	-	-	(19,764)	(19,764)
Balance at May 31, 2018	21,823,000	$2,182	$237,818	$(584,158)	$(344,158)

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended May 31,
	2019	2018
Cash flows from operating activities:
Net Loss	$(38,865)	$(93,968)
Changes in net assets and liabilities
Accounts receivable	(3,375)	-
Prepaid expenses	4,000	-
Accounts payable and accrued expenses	4,789	13,098
Accrued interest	13,200	-
Cash used in operating activities:	(20,251)	(80,870)

Cash flows from financing activities:
Payments on related party loans	(45,000)	-
Proceeds from related party loans	73,537	75,000
Repurchase of common shares	-	(1,000)
Cash provided by financing activities	28,537	74,000

Change in cash	8,286	(6,870)
Cash- beginning of period	5,132	10,026
Cash-end of period	$13,418	$3,156

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions
Expenses paid directly by CEO on behalf of the Company	$-	$3,146

See notes to unaudited interim consolidated financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended May 31, 2019 and 2018

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

The interim unaudited consolidated financial statements as of May 31, 2019, and for the three and nine months ended, May 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended August 31, 2018.

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

During the nine months ended May 31, 2019, 70% of the Company’s revenue was generated from one customer and an additional 23% was generated from another customer.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of May 31, 2019 and August 31, 2018, respectively:

	Nine Months Ended	Year Ended
	May 31, 2019	August 31, 2018
1 note payable to related parties bearing interest at 4% Balance at beginning of year	$330,220	$240,220
Advances received	73,537	90,000
Repayments	(45,000)	-
Balance at end of period	358,757	330,220
Less current portion	358,757	-
Due after one year	$-	$330,200

In connection with the note, the Company has an accrued interest obligation as of May 31, 2019 and August 31, 2018, the outstanding principal balance was $40,305 and $27,105 respectively for the above note. The note is due September 1, 2019 and continues to accrue interest at 4%.

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

ACCOUNTING SERVICE	$23,000
AMAZON (AWS) WEB HOSTING SERVICE, AND MAINTENANCE	7,000
4 EMPLOYEES BASIC EXPENSE COMMISSION BASE ON 1099	20,000
AOL BACK UP EMAIL SERVICE	120
E-WIZ SOLUTION, INC, IT UPDATE MAINTENANCE AND SERVICE	10,000
GODADDY, DOMAIN NAMES HOSTING. SERVICE. AND MAINTENANCE	2,500
GOOGLE EMAIL SERVICE	550
LEGAL FEES	2,000
LIVE CHAT INC, WEB SITE SERVICE	250
MARKETING MATERIAL	5,000
NETFLIX .COM, DOWNLOAD SERVICE	100
OFFICE SUPPLY	1,000
PERSOLVENT INC, CREDIT CARDS MAINTENANCE SERVICE	220
PUBLIC STORAGE, RENT FOR COMPUTERS AND OFFICE SUPPLY	1,100
QUICK BOOKS ONLINE ACCOUNTING SERVICE	550
OFFICE SPACE RENT	15,000
TELEPHONE SERVICE	3,800
THE FINANCIAL SERVICE, RATES UPDATE SERVICE	600
VSTOCK TRANSFER LLC	1,200
TOTAL	$93,990

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

Results of Operations

Three Months ended May 31, 2019 as compared to May 31, 2018

The Company had $5,764 and $0 of revenue for the three-month periods ended May 31, 2019 and 2018. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $2,255 for the three-month period ended May 31, 2019 compared to $1,552 for the three months ended May 31, 2018. Due to the fixed nature of these ongoing costs the company expects to continue to incur the costs regardless of recognizing revenue.

Operating expenses for the three month period ended May 31, 2019 were $9,918 compared to $16,646 for the three-month period ending May 31, 2018.

Nine Months ended May 31, 2019 as compared to May 31, 2018

The Company had $30,937 and $0 of revenue for the nine-month periods ended May 31, 2019 and 2018. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $5,965 for the nine-month period ended May 31, 2019 compared to $6,502 for the nine months ended May 31, 2018. Due to the fixed nature of these ongoing costs the company expects to continue to incur the costs regardless of recognizing revenue.

Operating expenses for the nine month period ended May 31, 2019 were $56,602 compared to $85,327 for the nine-month period ending May 31, 2018.

Financial Position, Liquidity and Capital Resource

As of May 31, 2019, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long-term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the company through a private offering of its securities to supplement its capital requirements. For the nine months ended May 31, 2019 the company used $20,251 in operating activities and the Company was funded by related party loans of $73,537 offset by repayments of $45,000. The cash balance at May 31, 2019 was $13,418. All advances by Mr. Piscitello accrue interest at 4% and are due September 1, 2019. At May 31, 2019 we have a working capital deficiency of $389,657. Interest expense of $13,200 and $8,641 for the nine- month period ended May 31, 2019 and 2018 was the result of accruals related to Mr. Piscitello’s advances.

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: July 8, 2019	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

