Form 10-Q/A
period 2018-11-30
BorrowMoney.com, Inc.
filed 2020-01-07
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-208854

BORROWMONEY.COM, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0981503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

512 Bayshore Drive

Ft. Lauderdale, Florida 33304

(Address of principal executive offices including zip code)

1-212-265-2525

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Emerging growth company [X]
Non-accelerated filer [X]	Smaller reporting company [X]

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our original Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 1, 2019 (the “Original Filing”).

The purpose of this Amendment is to restate the financial statements as of November 30, 2018 and for the three months ended November 30, 2018, to correct certain misstatements in such financial statements which were identified by the Board of Directors on November 8, 2019. Specifically, the Board of Directors has determined that the sales revenue previously booked as revenue for the three months ended November 30, 2018, should have instead been classified as notes payable-related party on the November 30, 2018 balance sheet and that the monies received by the Company that were reflected in the original statement of operations for the three months ended November 30, 2018, were actually funds received from a related party loan from the Company’s President (“Related Party Loan”).

Other than to correct the issues identified above, to correct and restate the financial statements as of November 30, 2018 and for the three months ended November 30, 2018, in connection therewith, to make certain minor corrections to the disclosures under “Results of Operations, and make certain corrections to the cover page of this Amendment to comply with the SEC’s Form 10-Q general instructions, this Amendment does not modify or update the Original Filing in any way. This Amendment (which restates the information included in the Original Filing) continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC since the filing of the Original Filing, including amendments to those filings, if any.

BORROWMONEY.COM, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Consolidated Balance Sheets

(unaudited)

	November 30, 2018	August 31, 2018
	As Restated
Assets
Cash	$63,965	$5,132
Prepaid expenses	-	4,000
Total current assets	63,965	9,132

Total Assets	$63,965	$9,132

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$12,318	$2,599
Accrued interest	32,544	27,105
Notes payable-related party, current portion	398,950	-
Total current liabilities	443,812	29,704

Long term debt
Notes payable-related party	-	330,220
Total liabilities	443,812	359,924

Stockholders’ deficit:
Preferred stock 20,000,000 shares authorized $0.0001 par value none issued and outstanding at November 30, 2018 and August 31, 2018	-	-
Common stock-100,000,000 shares authorized $0.0001 par value issued and outstanding common shares at November 30, 2018 and August 31, 2018 were 21,823,000	2,182	2,182
Additional paid-in capital	237,818	237,818
Accumulated deficit	(619,847)	(590,792)
Total stockholders’ deficit	(379,847)	(350,792)

Total Liabilities and Stockholders’ Deficit	$63,965	$9,132

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	November 30, 2018	November 30, 2017
	As Restated
Revenue	$-	$-

Operating expenses:
Costs related to services	1,609	1,981
General and administrative	22,007	34,244
Total operating expenses	23,616	36,225

Income (loss) from operations	(23,616)	(36,225)

Other expense:
Interest expense	(5,439)	(2,584)
Total other expenses	(5,439)	(2,584)

Net loss before income taxes	(29,055)	(38,809)
Income taxes	-	-

Net loss	$(29,055)	$(38,809)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	21,823,000	22,073,000

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended	For the three months ended
	November 30, 2018	November 30, 2017
Cash flows from operating activities:
Net Loss	$(29,055)	$(38,809)
Changes in net assets and liabilities
Prepaid expenses	4,000	-
Accounts payable and accrued expenses	9,719	5,000
Accrued interest	5,439	2,584
Cash used in operating activities:	(9,897)	(31,225)

Cash flows from financing activities:
Proceeds from related party loans	68,730	40,000
Cash provided by financing activities	68,730	40,000

Change in cash	58,833	8,775
Cash- beginning of period	5,132	10,026
Cash-end of period	$63,965	$18,801

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited interim consolidated financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Three Months Ended November 30, 2018 and 2017

(Unaudited)

NOTE 1 – ORGANIZATIONNATURE OF BUSINESS AND RESTATEMENT

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

BMNY, a wholly-owned subsidiary of the Company as a result of the Agreement, was incorporated under the laws of the state of New York on August 9, 2010.

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

Restatement

During the fourth quarter of 2019, the Company identified errors in the recognition of revenue and accounting for proceeds from a related party. The error was determined to be material and it was determined that prior period filings should be restated. The tables below summarize previously reported amounts and the restated presentation of the balance sheet, statements of operations and statements of cash flows for the affected periods:

Balance Sheet

	November 30, 2018		November 30, 2018
	As Reported	Adjustment	As Restated
Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable-related party, current portion	$389,522	9,428	$398,950
Total current liabilities	$434,384	9,428	$443,812

Total liabilities	$434,384	9,428	$443,812

Stockholders’ deficit:
Accumulated deficit	$(610,419)	(9,428)	$(619,847)
Total stockholders’ deficit	$(370,419)	(9,428)	$(379,847)

Statement of Operations

	Three Months Ended November 30, 2018
	As Reported	Adjustment	As Restated
Revenue	$9,428	$(9,428)	$-

Loss from operations	$(14,188)	$(9,428)	$(23,616)

Net loss before income taxes	$(19,627)	$(9,428)	$(29,055)

Net loss	$(19,627)	$(9,428)	$(29,055)

Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)

Statement of Cash Flows

	Three Months Ended November 30, 2018
	As Reported	Adjustment	As Restated
Net loss	$(19,627)	(9,428)	$(29,055)

Cash used in operating activities:	$(469)	(9,428)	$(9,897)

Cash flows from financing activities:
Proceeds from related party loans	$59,302	9,428	$68,730
Cash provided by financing activities	$59,302	9,428	$68,730

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of November 30, 2018 and August 31, 2018, respectively:

	Year Ended	Year Ended
	November 30, 2018	August 31, 2018
1 note payable to a related party, unsecured, bearing interest at 4% Balance at beginning of year	$330,220	$240,220
Advances received	68,730	90,000
Balance at end of period	398,950	330,220
Less current portion	398,950	-
Due after one year	$-	$330,220

In connection with the note, the Company has an accrued interest obligation as of November 30, 2018 and August 31, 2018 of $32,544 and $27,105, respectively. During the quarter ended May 31, 2018 the due date of the note was extended to September 1, 2019 and continues to accrue interest at 4%.

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

Results of Operations

Three Months ended November 30, 2018 as compared to November 30, 2018

The Company had no revenue for the three-month periods ended November 30, 2018 and 2017. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $1,609 for the three-month period ended November 30, 2018 compared to $1,981 for the three months ended November 30, 2017. Due to the fixed nature of these ongoing costs the company expects to continue to incur the costs regardless of recognizing revenue.

Total operating expenses for the three month period ended November 30, 2018 were $23,616 compared to $36,225 for the three-month period ending November 30, 2017.

Financial Position, Liquidity and Capital Resource

As of November 30, 2018, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the company through a private offering of its securities to supplement its capital requirements. For the three months ended November 30, 2018 the Company used $9,897 in operating activities and the Company was funded by related party loans of $68,730. The cash balance at November 30, 2018 was $63,965. All advances by Mr. Piscitello accrue interest at 4% and are due September 1, 2019. At November 30, 2018, we have a working capital deficiency of $420,594. Interest expense of $5,439 and $2,584 for the three- month period ended November 30, 2018 and 2017 was the result of accruals related to Mr. Piscitello’s advances.

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: January 6, 2020	By:	/s/ Aldo Piscitello
Aldo Piscitello

President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

(Principal Executive Officer and Principal Accounting/Financial Officer)

