Form 10-Q/A
period 2019-02-28
BorrowMoney.com, Inc.
filed 2020-01-07
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-208854

BORROWMONEY.COM, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0981503
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our original Quarterly Report on Form 10-Q for the quarter ended February 28, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2019 (the “Original Filing”).

The purpose of this Amendment is to restate the financial statements as of February 28, 2019 and for the three and six months ended February 28, 2019, to correct certain misstatements in such financial statements which were identified by the Board of Directors on November 8, 2019. Specifically, the Board of Directors has determined that the sales revenue previously booked as revenue for the three and six months ended February 28, 2019, should have instead been classified as notes payable-related party on the February 28, 2019 balance sheet and that the monies received by the Company that were reflected in the original statement of operations for the three and six months ended February 28, 2019, were actually funds received from a related party loan from the Company’s President (“Related Party Loan”).

Other than to correct the issues identified above, to correct and restate the financial statements as of February 28, 2019 and for the three and six months ended February 28, 2019, in connection therewith, to make certain minor corrections to the disclosures under “Results of Operations, and make certain corrections to the cover page of this Amendment to comply with the SEC’s Form 10-Q general instructions, this Amendment does not modify or update the Original Filing in any way. This Amendment (which restates the information included in the Original Filing) continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC since the filing of the Original Filing, including amendments to those filings, if any.

BORROWMONEY.COM, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Consolidated Balance Sheets

(unaudited)

	February 28, 2019	August 31, 2018
	As Restated
Assets

Cash	$61,059	$5,132
Prepaid expenses	-	4,000
Total current assets	61,059	9,132

Total Assets	$61,059	$9,132

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,500	$2,599
Accrued interest	36,434	27,105
Notes payable-related party, current portion	428,930	-
Total current liabilities	467,864	29,704

Long term debt
Notes payable-related party	-	330,220
Total liabilities	467,864	359,924

Stockholders’ deficit:
Preferred stock 20,000,000 shares authorized $0.0001 par value none issued and outstanding at February 28, 2019 and August 31, 2018	-	-
Common stock-100,000,000 shares authorized $0.0001 par value issued and outstanding common shares at February 28, 2019 and August 31, 2018 were 21,823,000	2,182	2,182
Additional paid-in capital	237,818	237,818
Accumulated deficit	(646,805)	(590,792)
Total stockholders’ deficit	(406,805)	(350,792)

Total Liabilities and Stockholders’ Deficit	$61,059	$9,132

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2019	2018	2019	2018
	As Restated		As Restated
Revenue	$-	$-	$-	$-

Operating expenses:
Costs related to services	2,101	2,969	3,710	4,950
General and administrative	20,967	29,487	42,974	63,731
Total operating expenses	23,068	32,456	46,684	68,681

Loss from operations	(23,068)	(32,456)	(46,684)	(68,681)

Other expense:
Interest expense	(3,890)	(2,939)	(9,329)	(5,523)
Total other expenses	(3,890)	(2,939)	(9,329)	(5,523)

Net loss before income taxes	(26,958)	(35,395)	(56,013)	(74,204)
Income taxes	-	-	-	-

Net loss	$(26,958)	$(35,395)	$(56,013)	$(74,204)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	21,823,000	22,073,000	21,823,000	22,073,000

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Periods Ended February 28, 2019 and 2018

(unaudited)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders’
	Shares	Common Stock	Capital	Deficit	Deficit
				As Restated	As Restated
Balance at August 31, 2018	21,823,000	$2,182	$237,818	$(590,792)	$(350,792)
Net Loss	-	-	-	(29,055)	(29,055)
Balance at November 30, 2018	21,823,000	2,182	237,818	(619,847)	(379,847)
Net Loss	-	-	-	(26,958)	(26,958)
Balance at February 28, 2019	21,823,000	$2,182	$237,818	$(646,805)	$(406,805)

Balance at August 31, 2017	22,073,000	$2,207	$238,793	$(490,190)	$(249,190)
Net Loss	-	-	-	(38,809)	(38,809)
Balance at November 30, 2017	22,073,000	2,207	238,793	(528,999)	(287,999)
Net Loss	-	-	-	(35,395)	(35,395)
Balance at February 28, 2018	22,073,000	$2,207	$238,793	$(564,394)	$(323,394)

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended February 28,
	2019	2018
	As Restated
Cash flows from operating activities:
Net Loss	$(56,013)	$(74,204)
Changes in net assets and liabilities
Prepaid expenses	4,000	-
Accounts payable and accrued expenses	9,230	5,523
Cash used in operating activities:	(42,783)	(68,681)

Cash flows from financing activities:
Proceeds from related party loans	98,710	65,000
Cash provided by financing activities	98,710	65,000

Change in cash	55,927	(3,681)
Cash- beginning of period	5,132	10,026
Cash-end of period	$61,059	$6,345

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited interim consolidated financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended February 28, 2019 and 2018

(Unaudited)

NOTE 1 – ORGANIZATION NATURE OF BUSINESS AND RESTATEMENT

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

Balance Sheet

	February 28, 2019		February 28, 2019
	As Reported	Adjustment	As Restated
Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable-related party, current portion	$403,757	25,173	$428,930
Total current liabilities	$442,691	25,173	$467,864

Total liabilities	$442,691	25,173	$467,864

Stockholders’ deficit:
Accumulated deficit	$(621,632)	(25,173)	$(646,805)
Total stockholders’ deficit	$(381,632)	(25,173)	$(406,805)

Statement of Operations

	Three Months Ended February 28, 2019
	As Reported	Adjustment	As Restated
Revenue	$15,745	$(15,745)	$-

Loss from operations	$(7,323)	$(15,745)	$(23,068)

Net loss before income taxes	$(11,213)	$(15,745)	$(26,958)

Net loss	$(11,213)	$(15,745)	$(26,958)

Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)

Statement of Operations

	Six Months Ended February 28, 2019
	As Reported	Adjustment	As Restated
Revenue	$25,173	$(25,173)	$-

Loss from operations	$(21,511)	$(25,173)	$(46,684)

Net loss before income taxes	$(30,840)	$(25,173)	$(56,013)

Net loss	$(30,840)	$(25,173)	$(56,013)

Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)

Statement of Cash Flows

	Six Months Ended February 28, 2019
	As Reported	Adjustment	As Restated
Net loss	$(30,840)	(25,173)	$(56,013)

Cash used in operating activities:	$(17,610)	(25,173)	$(42,783)

Cash flows from financing activities:
Proceeds from related party loans	$73,537	25,173	$98,710
Cash provided by financing activities	$73,537	25,173	$98,710

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of February 28, 2019 and August 31, 2018, respectively:

	Six Months Ended	Year Ended
	February 28, 2019	August 31, 2018
1 note payable to related parties bearing interest at 4% Balance at beginning of year	$330,220	$240,220
Advances received	98,710	90,000
Balance at end of period	428,930	330,220
Less current portion	428,930	-
Due after one year	$-	$330,200

In connection with the note, the Company has an accrued interest obligation as of February 28, 2019 and August 31, 2018, the outstanding balance was $36,434 and $27,105, respectively for the above note. The note is due September 1, 2019 and continues to accrue interest at 4%.

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

Sources of Revenue

BorrowMoney.com will generally be compensated from fees paid by its members and fees paid for supplying “leads” to participating lenders and other financial institutions. However, as of the current date the Company has generated no revenues but is in the final development stage in anticipation of launching its web site gradually in selected markets.

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

Results of Operations

Three Months ended February 28, 2019 as compared to February 28, 2018

The Company had no revenue for the three-month periods ended February 28, 2019 and 2018. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $2,101 for the three-month period ended February 28, 2019 compared to $2,969 for the three months ended February 28, 2018. Due to the fixed nature of these ongoing costs the Company expects to continue to incur the costs regardless of recognizing revenue.

Total operating expenses for the three month period ended February 28, 2019 were $23,068 compared to $32,456 for the three-month period ending February 28, 2018.

Six Months ended February 28, 2019 as compared to February 28, 2018

The Company had no revenue for the six-month periods ended February 28, 2019 and 2018. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $3,710 for the three-month period ended February 28, 2019 compared to $4,950 for the three months ended February 28, 2018. Due to the fixed nature of these ongoing costs the Company expects to continue to incur the costs regardless of recognizing revenue.

Total operating expenses for the six month period ended February 28, 2019 were $46,684 compared to $68,681 for the six-month period ending February 28, 2018.

Financial Position, Liquidity and Capital Resource

As of February, 28, 2019, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the company through a private offering of its securities to supplement its capital requirements. For the six months ended February 28, 2019 the company used $42,783 in operating activities and the Company was funded by related party loans of $98,710. The cash balance at February 28, 2019 was $61,059. All advances by Mr. Piscitello accrue interest at 4% and are due September 1, 2019. At February 28, 20189 we have a working capital deficiency of $406,805. Interest expense of $9,329 and $5,523 for the six- month period ended February 28, 2019 and 2018 was the result of accruals related to Mr. Piscitello’s advances.

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

