Form 10-Q/A
period 2019-05-31
BorrowMoney.com, Inc.
filed 2020-01-07
CIK 1656501

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our original Quarterly Report on Form 10-Q for the quarter ended May 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 9, 2019 (the “Original Filing”).

The purpose of this Amendment is to restate the financial statements as of May 31, 2019 and for the three and nine months ended May 31, 2019, to correct certain misstatements in such financial statements which were identified by the Board of Directors on November 8, 2019. Specifically, the Board of Directors has determined that the sales revenue previously booked as revenue for the three and nine months ended May 31, 2019, should have instead been classified as notes payable-related party on the May 31, 2019 balance sheet and that the monies received by the Company that were reflected in the original statement of operations for the three and nine months ended May 31, 2019, were actually funds received from a related party loan from the Company’s President (“Related Party Loan”).

Other than to correct the issues identified above and to correct and restate the financial statements as of May 31, 2019 and for the three and nine months ended May 31, 2019, in connection therewith, to make certain minor corrections to the disclosures under “Results of Operations, and make certain corrections to the cover page of this Amendment to comply with the SEC’s Form 10-Q general instructions, this Amendment does not modify or update the Original Filing in any way. This Amendment (which restates the information included in the Original Filing) continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC since the filing of the Original Filing, including amendments to those filings, if any.

BORROWMONEY.COM, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Consolidated Balance Sheets

(unaudited)

	May 31, 2019	August 31, 2018
	As Restated
Assets
Cash	$13,418	$5,132
Prepaid expenses	-	4,000
Total current assets	13,418	9,132

Total Assets	$13,418	$9,132

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$7,388	$2,599
Accrued interest	40,305	27,105
Notes payable-related party, current portion	386,319	-
Total current liabilities	434,012	29,704

Long term debt
Notes payable-related party	-	330,220
Total liabilities	434,012	359,924

Stockholders’ deficit:
Preferred stock 20,000,000 shares authorized $0.0001 par value none issued and outstanding at May 31, 2019 and August 31, 2018	-	-
Common stock-100,000,000 shares authorized $0.0001 par value issued and outstanding common shares at May 31, 2019 and August 31, 2018 were 21,823,000	2,182	2,182
Additional paid-in capital	237,818	237,818
Accumulated deficit	(660,594)	(590,792)
Total stockholders’ deficit	(420,594)	(350,792)

Total Liabilities and Stockholders’ Deficit	$13,418	$9,132

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2019	2018	2019	2018
	As Restated		As Restated
Revenue	$-	$-	$-	$-

Operating expenses:
Costs related to services	2,255	1,552	5,965	6,502
General and administrative	7,663	15,094	50,637	78,825
Total operating expenses	9,918	16,646	56,602	85,327

Loss from operations	(9,918)	(16,646)	(56,602)	(85,327)

Other expense:
Interest expense	(3,871)	(3,118)	(13,200)	(8,641)
Total other expenses	(3,871)	(3,118)	(13,200)	(8,641)

Net loss before income taxes	(13,789)	(19,764)	(69,802)	(93,968)
Income taxes	-	-	-	-

Net loss	$(13,789)	$(19,764)	$(69,802)	$(93,968)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	21,823,000	22,007,066	21,823,000	22,050,941

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Periods Ended May 31, 2019 and 2018

(unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Common Stock	Capital	Deficit	Deficit
				As Restated	As Restated
Balance at August 31, 2018	21,823,000	$2,182	$237,818	$(590,792)	$(350,792)
Net Loss	-	-	-	(29,055)	(29,055)
Balance at November 30, 2018	21,823,000	2,182	237,818	(619,847)	(379,847)
Net Loss	-	-	-	(26,958)	(26,958)
Balance at February 28, 2019	21,823,000	2,182	237,818	(646,805)	(406,805)
Net Loss	-	-	-	(13,789)	(13,789)
Balance at May 31, 2019	21,823,000	$2,182	$237,818	$(660,594)	$(420,594)

Balance at August 31, 2017	22,073,000	$2,207	$238,793	$(490,190)	$(249,190)
Net Loss	-	-	-	(38,809)	(38,809)
Balance at November 30, 2017	22,073,000	2,207	238,793	(528,999)	(287,999)
Net Loss	-	-	-	(35,395)	(35,395)
Balance at February 28, 2018	22,073,000	2,207	238,793	(564,394)	(323,394)
Repurchase of common stock	(250,000)	(25)	(975)	-	(1,000)
Net Loss	-	-	-	(19,764)	(19,764)
Balance at May 31, 2018	21,823,000	$2,182	$237,818	$(584,158)	$(344,158)

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended May 31,
	2019	2018
	As Restated
Cash flows from operating activities:
Net Loss	$(69,802)	$(93,968)
Changes in net assets and liabilities
Prepaid expenses	4,000	-
Accounts payable and accrued expenses	4,789	13,098
Accrued interest	13,200	-
Cash used in operating activities:	(47,813)	(80,870)

Cash flows from financing activities:
Payments on related party loans	(45,000)	-
Proceeds from related party loans	101,099	75,000
Repurchase of common shares	-	(1,000)
Cash provided by financing activities	56,099	74,000

Change in cash	8,286	(6,870)
Cash- beginning of period	5,132	10,026
Cash-end of period	$13,418	$3,156

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions
Expenses paid directly by CEO on behalf of the Company	$-	$3,146

See notes to unaudited interim consolidated financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended May 31, 2019 and 2018

(Unaudited)

NOTE 1 – ORGANIZATION, NATURE OF BUSINESS AND RESTATEMENT

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

Balance Sheet

	May 31, 2019		May 31, 2019
	As Reported	Adjustment	As Restated
Assets
Current assets:
Accounts receivable	$3,375	(3,375)	$-
Total current assets	$16,793	(3,375)	$13,418
Total Assets	$16,793	(3,375)	$13,418

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable-related party, current portion	$358,757	27,562	$386,319
Total current liabilities	$406,450	27,562	$434,012
Total liabilities	$406,450	27,562	$434,012

Stockholders’ deficit:
Accumulated deficit	$(629,657)	(30,937)	$(660,594)
Total stockholders’ deficit	$(389,657)	(30,937)	$(420,594)
Total Liabilities and Stockholders’ Deficit	$16,793	(3,375)	$13,418

Statement of Operations

	Three Months Ended May 31, 2019
	2019		2019
	As Reported	Adjustment	As Restated
Revenue	$5,764	$(5,764)	$-

Loss from operations	$(4,154)	$(5,764)	$(9,918)

Net loss before income taxes	$(8,025)	$(5,764)	$(13,789)

Net loss	$(8,025)	$(5,764)	$(13,789)

Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)

Statement of Operations

	Nine Months Ended May 31, 2019
	2019		2019
	As Reported	Adjustment	As Restated
Revenue	$30,937	(30,937)	$-

Loss from operations	$(25,665)	(30,937)	$(56,602)

Net loss before income taxes	$(38,865)	(30,937)	$(69,802)

Net loss	$(38,865)	(30,937)	$(69,802)

Basic and diluted net loss	$(0.00)	(0.00)	$(0.00)

Statement of Cash Flows

	Nine Months Ended May 31, 2019
	2019		2019
	As Reported	Adjustment	As Restated
Net loss	$(38,865)	(30,937)	$(69,802)
Accounts receivable	(3,375)	3,375	-

Cash used in operating activities:	$(20,251)	(27,562)	$(47,813)

Cash flows from financing activities:
Proceeds from related party loans	$73,537	27,562	$101,099
Cash provided by financing activities	$28,537	27,562	$56,099

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of May 31, 2019 and August 31, 2018, respectively:

	Nine Months Ended	Year Ended
	May 31, 2019	August 31, 2018
1 note payable to related parties bearing interest at 4% Balance at beginning of year	$330,220	$240,220
Advances received	101,099	90,000
Repayments	(45,000)	-
Balance at end of period	386,319	330,220
Less current portion	386,319	-
Due after one year	$-	$330,200

In connection with the note, the Company has an accrued interest obligation as of May 31, 2019 and August 31, 2018, the outstanding balance was $40,305 and $27,105, respectively for the above note. The note is due September 1, 2019 and continues to accrue interest at 4%.

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

ACCOUNTING SERVICE	$23,000
AMAZON (AWS) WEB HOSTING SERVICE, AND MAINTENANCE	7,000
4 EMPLOYEES BASIC EXPENSE COMMISSION BASE ON 1099	20,000
AOL BACK UP EMAIL SERVICE	120
E-WIZ SOLUTION, INC, IT UPDATE MAINTENANCE AND SERVICE	10,000
GODADDY, DOMAIN NAMES HOSTING. SERVICE. AND MAINTENANCE	2,500
GOOGLE EMAIL SERVICE	550
LEGAL FEES	2,000
LIVE CHAT INC, WEB SITE SERVICE	250
MARKETING MATERIAL	5,000
NETFLIX.COM, DOWNLOAD SERVICE	100
OFFICE SUPPLY	1,000
PERSOLVENT INC, CREDIT CARDS MAINTENANCE SERVICE	220
PUBLIC STORAGE, RENT FOR COMPUTERS AND OFFICE SUPPLY	1,100
QUICK BOOKS ONLINE ACCOUNTING SERVICE	550
OFFICE SPACE RENT	15,000
TELEPHONE SERVICE	3,800
THE FINANCIAL SERVICE, RATES UPDATE SERVICE	600
VSTOCK TRANSFER LLC	1,200
TOTAL	$93,990

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

Results of Operations

Three Months ended May 31, 2019 as compared to May 31, 2018

The Company had no revenue for the three-month periods ended May 31, 2019 and 2018. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $2,255 for the three-month period ended May 31, 2019 compared to $1,552 for the three months ended May 31, 2018. Due to the fixed nature of these ongoing costs the Company expects to continue to incur the costs regardless of recognizing revenue.

Total operating expenses for the three month period ended May 31, 2019 were $9,918 compared to $16,646 for the three-month period ending May 31, 2018.

Nine Months ended May 31, 2019 as compared to May 31, 2018

The Company had no revenue for the nine-month periods ended May 31, 2019 and 2018. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $5,965 for the nine-month period ended May 31, 2019 compared to $6,502 for the nine months ended May 31, 2018. Due to the fixed nature of these ongoing costs the Company expects to continue to incur the costs regardless of recognizing revenue.

Total operating expenses for the nine month period ended May 31, 2019 were $56,602 compared to $85,327 for the nine-month period ending May 31, 2018.

Financial Position, Liquidity and Capital Resource

As of May 31, 2019, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long-term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the Company through a private offering of its securities to supplement its capital requirements. For the nine months ended May 31, 2019 the Company used $47,813 in operating activities and the Company was funded by related party loans of $101,099 offset by repayments of $45,000. The cash balance at May 31, 2019 was $13,418. All advances by Mr. Piscitello accrue interest at 4% and are due September 1, 2019. At May 31, 2019 we have a working capital deficiency of $420,594. Interest expense of $13,200 and $8,641 for the nine- month period ended May 31, 2019 and 2018 was the result of accruals related to Mr. Piscitello’s advances.

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

