Form 10-K
period 2019-08-31
BorrowMoney.com, Inc.
filed 2020-01-29
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                 from                  to

Commission file number 333-208854

BORROWMONEY.COM, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0981503
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

512 Bayshore Drive Ft. Lauderdale, Florida	33304
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-212-265-2525

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2019 was $0 as there was no public market for the Registrant’s stock on such date.

The total number of shares of common stock, par value $0.0001 per share, outstanding as of January 27, 2020 was 21,823,000. The Registrant has no other class of common stock outstanding.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the fiscal year ended August 31, 2019 (the “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements.

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

This information should be read in conjunction with the audited financial statements and the notes thereto included in this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “BorrowMoney”, and “BorrowMoney.com, Inc.” refer specifically to BorrowMoney.com, Inc. and its wholly-owned subsidiary.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

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

Our strategically designed and executed advertising and marketing campaigns (which we refer to as performance marketing) span a wide array of digital and traditional media acquisition channels and promote our BorrowMoney.com and other brands and product offerings. Our marketing efforts are designed to attract consumers to our websites and toll-free telephone numbers. Interested consumers complete inquiry forms, providing detailed information about themselves and the loans or other offerings they are seeking. We refer to such consumer inquiries as loan requests. We then match these loan requests with lenders in our marketplace that are seeking to serve these consumers’ needs. We plan to generate revenue from these lenders, generally at the time of transmitting a loan request to them, in the form of a match fee. In certain instances outside our mortgage business, we plan to charge other kinds of fees, such as closed loan or closed sale fees. In addition to our primary loan request data referral business, BorrowMoney also matches consumers with lenders via website clicks and calls for which we anticipate lenders paying either front-end or back-end fees.

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

We have not generated any revenues for the years ended August 31, 2019 and 2018.

Evolution and Future Growth of Our Business

At its inception, our original business was formed to serve consumers seeking home mortgage loans by matching them with various lenders. We launched the BorrowMoney.com brand nationally in 2010 and, over the last nine years, we invested significantly in this brand to gain consumer recognition.

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

We believe the consumer and small business financial services industry is still in the early stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that, like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our lender network place us in a strong position to continue to benefit from this market shift.

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

BorrowMoney.com does not charge consumers or small businesses for the use of our services. Revenues from our mortgage products plan to be derived from upfront match fees paid by Network Lenders that receive a loan request, and in some cases upfront fees for clicks or call transfers. Because a given loan request form can be matched with more than one Network Lender, up to five match fees may be generated from a single consumer loan request form. Revenues from our non-mortgage products plan to be derived from upfront match fees paid on delivery of a loan request, click or call and closed loan fees. For our products, we send click traffic to issuers and anticipate being paid per approval.

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

Consumers seeking mortgage loans through our loan marketplace can receive multiple conditional loan offers from participating lenders in response to a single loan request form. We refer to the process by which we match consumers and Network Lenders as the matching process. This matching process consists of the following steps:

1)	Loan Request. Consumers complete a single loan request form with information regarding the type of mortgage loan product they are seeking, loan preferences and other data. Consumers also consent to a soft inquiry regarding their credit.
2)	Loan Request Form Matching and Transmission. Our proprietary systems and technology match a given consumer’s loan request form data, credit profile and geographic location against certain pre-established criteria of Network Lenders, which may be modified from time to time. Once a given loan request passes through the matching process, the loan request is automatically transmitted to up to five participating Network Lenders.
3)	Lender Evaluation and Response. Network Lenders that receive a loan request form evaluate the information contained in it to determine whether to make a conditional loan offer.
4)	Communication of a Conditional Offer. All matched Network Lenders and any conditional offers are presented to the consumer upon completion of the loan request form. Consumers can return to the site and view their offer(s) at any time by logging in to their My BorrowMoney.com profile. Additionally, matched lenders and offers are also sent to the email address associated with the consumer request.

We also offer consumers other mortgage marketplace products such as:

-	an alternative “short-form” matching process, which provides them with lender contact information rather than conditional offers from Network Lenders, and
-	a “rate table” loan marketplace, where consumers can enter their loan and credit profile and dynamically view real-time rates from lenders without entering their contact information.

Non-Mortgage Products

Lending Products. Other lending products on our online marketplace include information, tools and access to multiple conditional loan offers for the following:

-	Auto, which includes our auto refinance and purchase loan products. Auto loans enable consumers to purchase new or used vehicles or refinance an existing loan secured by an automobile.
-	Home equity loans and lines of credit, which enable home owners to borrow against the equity in their home, as measured by the difference between the market value of the home and any existing loans secured by the home. Home equity loans are one-time lump sum loans, whereas a home equity line of credit reflects a line of revolving credit where the borrower has flexibility to draw down and repay the line.
-	Personal loans, which are unsecured obligations generally carrying shorter terms and smaller loan amounts than home mortgages.
-	Reverse mortgage loans, which are a loan product available to qualifying homeowners age 62 or older.
-	Small business loans, which include a broad array of financing types, including but not limited to loans secured by working capital, equipment, real estate and other forms of financing, provided to small and medium-sized businesses.
-	Student loans, which includes both new loans to finance an education and related expenses, as well as refinancing of existing loans.

We intend to continue adding new lending offerings for consumers, small businesses and lenders on our online marketplace, in order to grow and diversify our sources of revenue. We may develop such new offerings through internal product development efforts, strategic business relationships with third parties and/or acquisitions.

Other Products. Other products also include information, tools and access to the following:

-	Small business loans, which include a broad array of financing types, including but not limited to loans secured by working capital, equipment, real estate and other forms of financing, provided to small and medium-sized businesses.
-	Student loans, which include both new loans to finance education and related expenses, as well as refinancing of existing loans.
-	Deposit accounts, through which consumers can access depository deals and analysis covering all major deposit product categories.
-	Credit repair, through which consumers can obtain assistance improving their credit profiles, in order to expand and improve loan and other financial product opportunities available to them.
-	Debt relief services, through which consumers can obtain assistance negotiating existing loans.
-	Home improvement services, through which consumers have the opportunity to research and find home improvement professional services.
-	Personal credit data, through which consumers can gain insights into how prospective lenders and other third parties view their credit profiles.
-	Real estate brokerage services, through which consumers are matched with local realtors who can assist them in their home purchase or sale efforts.
-	Various consumer insurance products, including home and automobile, through which consumers are matched with insurance lead aggregators to obtain insurance offers.

We refer to the various purchasers of leads from our other marketplaces as lead purchasers. We plan to generate revenue from the deposit account product from a consumer clicking from our website through to a financial institution’s website. We plan to generate revenue through the insurance products and real estate brokerage services through match fees paid to us by insurance lead aggregators and real estate brokers participating in our online marketplace. We plan to generate revenue from credit repair and debt relief services either through a fee for a customer referral to a service provider partner or through a fee at the time a consumer enrolls in a program with one of our partners. Revenue for home services is planned to be derived primarily through matching of leads to other home services lead aggregators.

Seasonality

We anticipate revenue in our lending business to be subject to cyclical and seasonal trends. Home sales (and purchase mortgages) typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, in certain historical periods, additional factors affecting the mortgage and real estate markets, such as the 2008-2009 financial crisis and ensuing recession, have impacted customary seasonal trends.

We anticipate revenue in our newer products will be cyclical as well; however, we have limited historical data to predict the nature and magnitude of this cyclicality. Based on industry data, we anticipate that as our personal loan product matures, we will experience less consumer demand during the fourth and first quarters of each year. We anticipate higher consumer demand for deposit accounts in the first quarter of each year. The majority of consumer demand for student loan products occurs in the third quarter coinciding with collegiate enrollment in late summer. Other factors affecting our businesses include macro factors such as credit availability in the market, interest rates, the strength of the economy and employment.

Competition

We compete with other online marketing companies, including online intermediaries that operate network-type arrangements. We also face competition from lenders that source consumer loan originations directly. These companies typically operate consumer-branded websites and attract consumers via online banner ads, keyword placement on search engines, direct mail, television ads, retail branches, realtors, brokers, radio and other sources, partnerships with affiliates and business development arrangements with others, including major online portals.

Product Development

We invest in the continued development of both new and existing products to enhance the experiences of consumers and lenders as they interact with us.

Corporate History

BorrowMoney.com, Inc. was incorporated in the state of Florida on January 27, 2000, under the name Sports.com, Inc. Since its inception and up until May 4, 2015, the Company has undergone several name changes, the last being to BorrowMoney.com, Inc. on May 4, 2015. Simultaneously, with the May 4, 2015 name change, the Company completed a share exchange with all of the stockholders of BorrowMoney.com, Inc., a New York corporation whereby 100% of the issued and outstanding shares of the New York corporation were exchanged for 20 million shares of the Florida corporation, which resulted in BorrowMoney.com, Inc., the New York corporation becoming a wholly-owned subsidiary of the Florida corporation. Unless the context otherwise requires, all references to the “Company,” “we,” “our” “BorrowMoney” or “us” and other similar terms collectively means BorrowMoney.com, Inc., the Florida corporation.

Regulation and Legal Compliance

The goal of our businesses is to market and provide services in heavily regulated industries through a number of different online and offline channels across the United States. As a result, we are subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, including:

-	Restrictions on the manner in which consumer loans are marketed and originated, including, but not limited to, the making of required consumer disclosures, such as the Federal Trade Commission’s Mortgage Advertising Practices (“MAP”) Rules, federal Truth-in-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Credit Reporting Act, the federal Fair Housing Act, the federal Real Estate Settlement Procedures Act (“RESPA”), and similar state laws;
-	Restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) and current or future rules promulgated thereunder, including, but not limited to, limitations on fees charged by mortgage lenders, mortgage broker disclosures and rules promulgated by the Consumer Financial Protection Bureau (“CFPB”), which was created under the Dodd-Frank Act;
-	Restrictions on the amount and nature of fees that may be charged to lenders and real estate professionals for providing or obtaining consumer loan requests, such as under RESPA;
-	Federal and State laws relating to the implementation of the Secure and Fair Enforcement of Mortgage Licensing Act of 2008 (the “SAFE Act”) that require us to be licensed in all States and the District of Columbia (licensing requirements are applicable to both individuals and/or businesses engaged in the solicitation of or the brokering of residential mortgage loans and/or the brokering of real estate transactions);
-	State and federal restrictions on the marketing activities conducted by telephone, mail, email, mobile device or the internet, including the Telemarketing Sales Rule (“TSR”), the Telephone Consumer Protection Act (“TCPA”), state telemarketing laws, federal and state privacy laws, the CAN-SPAM Act, and the Federal Trade Commission Act and their accompanying regulations and guidelines;
-	State laws requiring licensure for or otherwise imposing restrictions on the solicitation of or brokering of consumer loans which could affect us in our personal loan, automobile loan, student loan, credit card, or other non-mortgage consumer lending businesses;
-	Restrictions on the usage and storage of consumer credit information, such as those contained in the federal Fair Credit Reporting Act and the federal Credit Repair Organization Act; and
-	State “Bird Dog” laws which restrict the amount and nature of fees, if any, that may be charged to consumers for automobile direct and indirect financing.

Intellectual Property

We believe that our intellectual property rights are vital to our success. To protect our intellectual property rights in our brand, technology, products, improvements and inventions, we rely on a combination of trademarks, trade secrets, patents and other laws, and contractual restrictions on disclosure, including confidentiality agreements with strategic partners, employees, consultants and other third parties. As new or improved proprietary technologies are developed or inventions are identified, we plan to seek patent protection in the United States and abroad, as appropriate.

Many of our services are offered under proprietary trademarks and service marks. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used.

We reserve and register domain names when and where we deem appropriate and we currently have over 30 registered domain names. We also have agreements with third parties that provide for the licensing of patented and proprietary technology used in our business.

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

Employees

We have 4 employees, of which are temporary or part-time contractors. None of our employees are represented under collective bargaining agreements and we consider our relations with employees and independent contractors to be good.

Additional Information

Website and Public Filings

We maintain a corporate website at www.BorrowMoney.com and an investor relations website at ir.BorrowMoney.com. None of the information on our website is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the SEC.

We make available, free of charge through our website, our reports on Forms 10-K, 10-Q and 8-K, our proxy statements for annual stockholders’ meetings and beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after we file such materials with, or furnish such materials to, the SEC.

Code of Business Conduct and Ethics

Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on our website at https://www.borrowmoney.com/investor-relations.

ITEM 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

The above statement notwithstanding, stockholders and prospective investors should be aware that certain risks exist with respect to our company and our business, including those risk factors contained in our most recent Registration Statements on Form S-1, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. Our company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are currently located in approximately 1,500 square feet of office space which we rent in Fort Lauderdale, Florida, on a month-to-month basis, that is provided to us free of charge by our President. In addition, the Company utilizes approximately 1,800 square feet of office space in Brooklyn, New York. The space is owned by the President and is provided without charge to the Company.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 29, 2019, our common stock began trading on the OTC Pink Market maintained by OTC Markets under the symbol “BWMY”; however, there is no actively traded public market for our common stock. Therefore, the current and potential market for our common stock is limited and the liquidity of our shares may be severely limited. We cannot provide any assurance that a meaningful trading market will ever develop.

The trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.

Our common stock trades on a limited and sporadic basis and should not be deemed to constitute an established public trading market. There may not be liquidity in the common stock.

The following table sets forth the high and low sale prices for the period from October 29, 2019 to December 31, 2019. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year	Period	High Sales Price	Low Sales Price
2019	Fourth Quarter (October 29, 2019 to December 31, 2019)	$2.50	$1.94

Dividends

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs, and other factors as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Holders of Our Common Stock

As of the date of this Annual Report, we had 39 stockholders of our common stock, not including any persons who hold their stock in “street name”.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In July 2019, the Company granted common stock warrants to purchase 50,000 shares of common stock to a service provider. The warrants are exercisable until December 29, 2023 and have an exercise price of $0.10 per share. The warrants are fully earned upon issuance and become exercisable on January 1, 2020.

Subsequent to August 31, 2019, the Company received $10,000 in consideration for the purchase of 10,000 shares of restricted common stock.

We claim an exemption from registration for the grant/issuance and sales described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing grant/issuance did not involve a public offering, the recipients were “accredited investors” and/or had access to similar information as would be included in a Registration Statement under the Securities Act. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We do not have any recent purchases of equity securities.

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of these forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Overview

BorrowMoney.com operates what we believe to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. The Company offers borrowers “screened lenders” and takes steps to ensure the lenders trustworthiness and legitimacy. The Company provides institutional lenders with innovative digital solutions by offering fintech technologically advanced gathered leads through an exclusive proprietary platform. Our online marketplace provides consumers with access to product offerings from our Network Lenders, including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for these loans, deposits and other credit-based offerings. We seek to match consumers with multiple lenders, who can provide them with competing quotes for the product they are seeking.

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

We believe the consumer and small business financial services industry is in the early stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago, and is now well established. We believe that like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our lender network, place us in a strong position to continue to benefit from this market shift.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of an offering completed on June 1, 2017, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business through an increased investment in our product lines and/or marketing efforts. We cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our products and/or sales methods.

Plan of Operations

During the next 12 months, we expect to take the following steps in connection with the further growth of our business in the implementation of a plan of operations:

We are presently operational with respect to our technology and are ready to obtain agreements with lenders for geographic areas and ZIP Codes. We expect to spend the next 12 months obtaining agreements with lenders, maintaining our Internet-based platform, and beginning generating revenues for our marketplace services. Over the next 12 months, our growth is designed to attract a modest level of business aimed at reaching a breakeven point and create consumer and lender awareness of the Company as a reliable and credible Internet-based loan marketplace. The budget for the next 12 months is estimated to be $110,490, which is intended to be borrowed from our founding principal and President, Aldo Piscitello. A breakdown of the estimated cost for our next 12 months of operation are as follows:

Accounting and Audit Services	$23,000
Amazon (AWS) Web Hosting Service, and Maintenance	7,000
4 Employees Basic Expense Commission Base On W-2 and 1099	20,000
Aol Back Up Email Service	120
IT Update Maintenance and Service	10,000
Godaddy, Domain Names Hosting. Service. and Maintenance	2,500
Google Email Service	550
Edgar Fees	3,500
Legal Fees	15,000
Live Chat Inc, Web Site Service	250
Marketing Material	5,000
Netflix .Com, Download Service	100
Office Supply	1,000
Persolvent Inc, Credit Cards Maintenance Service	220
Public Storage, Rent for Computers and Office Supply	1,100
Quick Books Online Accounting Service	550
Office Space Rent	15,000
Telephone Service,	3,800
the Financial Service, Rates Update Service	600
Transfer Agent	1,200
Total	$110,490

Revenues are expected to be minimal as the volume of lender agreements during this stage of operation is expected to be low. We expect to operate at a loss during our initial growth/operating period. No salary is planned to be paid to the President, Directors, or other executive officers until the Company has reached the breakeven point of operations. Only our contract part-time employees will be compensated.

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

Results of Operations

Fiscal year ended August 31, 2019 as compared to August 31, 2018

The Company generated no revenues for the years ended August 31, 2019 and 2018, respectively. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $8,845 and $0 for the years ended August 31, 2019 and 2018, respectively.

General and administrative expenses were $125,564 and $90,940, for the years ended August 31, 2019 and 2018, respectively.

As a result of the foregoing, we incurred losses of $151,870 and $100,602 during the years ended August 31, 2019 and 2018, respectively.

The following table provides selected financial data about our Company as of August 31, 2019 and 2018.

Balance Sheet Date	August 31, 2019	August 31, 2018

Cash	$7,647	$5,132
Total Assets	$7,647	$9,132
Total Liabilities	$460,359	$359,924
Stockholders’ Deficit	$(452,712)	$(350,792)
Working Capital Deficit	$(452,712)	$(20,572)

At August 31, 2019, the Company’s cash balance was $7,647 compared to $5,132 as at August 31, 2018 and our total assets at August 31, 2019 were $7,647 compared with $9,132 as at August 31, 2018.

At August 31, 2019, the Company had total liabilities of $460,359 compared with total liabilities of $359,924 at August 31, 2018. The increase in total liabilities during the year ended 2019, was mostly the result of an increase in accrued interest and notes, due to related party.

We had $74,824 of cash used in operating activities for the year ended August 31, 2019, compared to $93,894 of cash used in operating activities for the year ended August 31, 2018. The change was mainly due to increases in net loss, offset by $49,940 of share-based compensation and increased current liabilities during the year ended August 31, 2019.

We had $77,339 of cash provided by financing activities for the year ended August 31, 2019, compared to $89,000 of cash provided by financing activities for the year ended August 31, 2018. Cash provided by financing activities was mainly made up of proceeds from related party loans (described below), less payments on such loans.

Financial Position, Liquidity and Capital Resource

As of August 31, 2019, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long-term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates selling shares of the Company through a private offering of its securities to supplement its capital requirements in the future, as funding is needed.

The majority of interest expense of $17,461 and $9,662 for the years ended August 31, 2019 and 2018, respectively, was the result of accruals related to Mr. Piscitello’s advances.

Plan of Operation and Funding

During the next twelve months, we anticipate that our principal sources of liquidity will consist of any, or all, of the following: 1) proceeds from sales of our common stock, 2) revenue generated from our operations, and 3) additional debt borrowings. We had not generated any revenue as of August 31, 2019, provided that we hope to generate revenue in future periods, provided that we believe that such revenue will not be sufficient to support our operations in the near term.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Borrowmoney.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Borrowmoney.com, Inc. (“the Company”) as of August 31, 2019 and the related statements of operations, stockholders’ deficit, cash flows and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the years ended August 31, 2019. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The firm has served this client since December 2019.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

January 28, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

BorrowMoney.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BorrowMoney.com, Inc. and its subsidiary (the “Company”) as of August 31, 2018, and the related consolidated statements of operations, change in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We had served as the Company’s auditor since 2015.

Houston, Texas

November 9, 2018

BorrowMoney.com, Inc.

Consolidated Balance Sheets

	August 31, 2019	August 31, 2018
Assets

Cash	$7,647	$5,132
Prepaid expenses	-	4,000
Total current assets	7,647	9,132

Total Assets	$7,647	$9,132

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$8,234	$2,599
Accrued interest	44,566	27,105
Notes payable-related party, current portion	407,559	-
Total current liabilities	460,359	29,704

Long term debt
Notes payable-related party	-	330,220
Total liabilities	460,359	359,924

Stockholders’ deficit:
Preferred stock 20,000,000 shares authorized $0.0001 par value none issued and outstanding at August 31, 2019 and 2018	-	-
Common stock-100,000,000 shares authorized $0.0001 par value issued and outstanding common shares at August 31, 2019 and 2018 were 21,823,000	2,182	2,182
Additional paid-in capital	287,768	237,818
Accumulated deficit	(742,662)	(590,792)
Total stockholders’ deficit	(452,712)	(350,792)

Total Liabilities and Stockholders’ Deficit	$7,647	$9,132

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	August 31, 2019	August 31, 2018

Revenue	$-	$-

Operating expenses:
Costs related to services	8,845	-
General and administrative	125,564	90,940
Total operating expenses	134,409	90,940

Loss from operations	(134,409)	(90,940)

Other income (expense):
Interest expense	(17,461)	(9,662)
Total other expenses	(17,461)	(9,662)

Net loss before income taxes	(151,870)	(100,602)

Income tax expense	-	-

Net loss	$(151,870)	$(100,602)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.01)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	21,823,000	21,993,548

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended August 31, 2019 and 2018

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Common Stock	Capital	Deficit	Deficit

Balance at August 31, 2017	22,073,000	$2,207	$238,793	$(490,190)	$(249,190)
Repurchase of common stock	(250,000)	(25)	(975)	-	(1,000)
Net loss	-	-	-	(100,602)	(100,602)
Balance at August 31, 2018	21,823,000	2,182	237,818	(590,792)	(350,792)
Repurchase of common stock	-	-	-	-	-
Share based compensation	-	-	49,950	-	49,950
Net loss	-	-	-	(151,870)	(151,870)
Balance at August 31, 2019	21,823,000	$2,182	$287,768	$(742,662)	$(452,712)

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

	For the year ended	For the year ended
	August 31, 2019	August 31, 2018
Cash flows from operating activities:
Net Loss	$(151,870)	$(100,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	49,950	-
Changes in net assets and liabilities
Prepaid expenses	4,000	(4,000)
Accounts payable and accrued expenses	23,096	10,708
Cash used in operating activities:	(74,824)	(93,894)

Cash flows from financing activities:
Payments on related party loans	(61,000)	-
Proceeds from related party loans	138,339	90,000
Repurchase of common shares	-	(1,000)
Cash provided by financing activities	77,339	89,000

Net change in cash	2,515	(4,894)
Cash- beginning of period	5,132	10,026
Cash-end of period	$7,647	$5,132

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Years Ended August 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

On April 28, 2015, Horizon Group Holding, Inc., a Florida corporation, entered into a Share Exchange Agreement (the “Agreement”) with BorrowMoney.com Inc., a New York Corporation (“BMNY”) pursuant to which BorrowMoney.com Inc., would become a wholly-owned subsidiary of Horizon Group Holding, Inc. The share exchange was accounted for as a reverse acquisition with BorrowMoney.com Inc., being treated as the acquiring company for accounting purposes. Pursuant to the agreement, Horizon Group Holding changed its name to BorrowMoney.com, Inc. (BMFL).

In connection with the Agreement, the Company acquired 100% of the issued shares of BMNY, in a share exchange where 10,000 shares of the Company were issued to the stockholders of BMNY in exchange for each share of BMNY for a total issuance of 20,000,000 common shares.

BMNY, a wholly-owned subsidiary of the Company as a result of the Agreement, was incorporated under the laws of the state of New York on August 9, 2010.

BorrowMoney.com, Inc. (the “Company”) provides an internet-based platform that can match mortgage and loan providers with prospective borrowers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Going concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned no revenue for the years ended August 31, 2019 and 2018 and lacks any significant operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Cash and cash equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at August 31, 2019 or 2018.

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

Fair value of financial instruments - The Company’s financial instruments consist of cash and notes payable. Management estimates that the fair value of the notes payable does not differ materially from the aggregate carrying value of these financial instruments recorded (at cost) in the accompanying balance sheets. We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, payables, and debt. The carrying value of cash and payables, approximate their fair values due to their short-term nature. Considerable judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Level 2: Inputs to the valuation methodology include:

●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets or liabilities in inactive markets;
●	Inputs other than quoted prices that are observable for the asset or liability; and
●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The assets or liabilities fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal years ended August 31, 2019 and August 31, 2018 there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Revenue recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015- 14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the registrant has made when applying the guidance. We adopted the new standard effective September 1, 2018 using the modified retrospective method.

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

In October 2018, the Company entered into an agreement with Lending Club. The Company will earn a referral fee of $40 for each lead provided to Lending Club. Revenue is generally recognized at the time the “lead” information is turned over to our customer.

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

Stock-based awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant- date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal years ended August 31, 2019 and 2018 no awards were granted.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of August 31, 2019 and 2018, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

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

Basic and Diluted Net loss per share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2019 and 2018 there were 50,000 warrants and no potentially dilutive securities outstanding, respectively, all of which were excluded from loss per share calculation due to their anti-dilutive effect.

Related party transactions-The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Recently issued accounting pronouncements – The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of August 31, 2019 and August 31, 2018, respectively:

	Year Ended	Year Ended
	August 31, 2019	August 31, 2018
Note payable to related party bearing interest at 4% Balance at beginning of year	$330,220	$240,220
Proceeds	138,339	90,000
Repayments	(61,000)	-
Balance at end of period	407,559	330,220
Less current portion	(407,559)	-
Due after one year	$-	$330,220

In connection with the note, the Company has an accrued interest obligation as of August 31, 2019 and August 31, 2018 of $44,566 and $27,105, respectively. As of August 31, 2019 and 2018, the outstanding principal balance was $407,559 and $330,220,   respectively for the above note. During the year ended 2019, the due date of the note was extended to September 1, 2019 . The note is now due on demand and continues to accrue interest at 4%. The note extension did not qualify for modification accounting and there is no impact to the balance sheet or statement of operations.

E-Wiz Solutions, LLC has billed and been paid $0 and $2,063 for web design work for the year ended August 31, 2019 and 2018, respectively. Rosario Moschitto, the CEO of E-Wiz Solutions, LLC, was formerly on the board of the Company. The Company ceased business with E-Wiz solutions, LLC in June 2018.

The Company utilizes approximately 1,800 square feet of office space in Brooklyn, New York. The space is owned by the President and is provided without charge to the Company. In addition, the Company utilizes approximately 1,500 square feet of office space in Fort Lauderdale, Florida which is provided without charge to the Company by the President.

NOTE 4 – EQUITY

Common stock

On May 7, 2018, the Company repurchased 250,000 common shares for $1,000. The shares were subsequently cancelled.

Common stock warrants

In July 2019, the Company granted common stock warrants to purchase 50,000 shares of common stock to a service provider. The warrants have a 4.4 year term and an exercise price of $0.10 per share. The warrants are fully earned upon issuance and become exercisable on January 1, 2020. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $1.00, Exercise price, $0.10, Term 4.4 years, Volatility 292%, Discount rate, 1.8%. During the year ended August 31, 2019, the fair value of $49,950 was recorded as share-based compensation.

The weighted average remaining contractual life is approximately 4.3 years for stock warrants outstanding on August 31, 2019. At August 31, 2019, there was $45,000, in intrinsic value of outstanding stock warrants.

NOTE 5 - INCOME TAXES

The Company has approximately $645,000 as of August 31, 2019 in available net operating loss (NOL) carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2039. The Company has adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $171,000.

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

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at August 31, 2018, which were fully offset by a valuation allowance.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the current and deferred provision at August 31, 2019 and August 31, 2018 were as follows:

Following is a summary of the components giving rise to the tax provision.

	August 31, 2019	August 31, 2018
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable:	-	-

Increase (decrease) in Deferred:
Federal	(18,000)	(41,700)
State	(4,000)	5,000
Total Deferred:	(22,000)	(36,700)
Less increase in allowance	22,000	36,700
Net deferred	-	-
Total income tax provision (benefit)	$22,000	$36,700

	August 31, 2019	August 31, 2018
Individual components giving rise to the deferred tax assets are as follows:
Futures tax benefit arising from net operating loss carryovers	$171,000	$149,000
Less valuation allowance	(171,000)	(149,000)
Net deferred	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and two state jurisdictions. The Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for fiscal years before August 31, 2013.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to August 31, 2019 the Company sold 10,000 shares of common stock for $1 per share. Proceeds of $1,000 have been received and the remaining balance of $9,000 remains outstanding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On November 8, 2019, MaloneBailey, LLP (“MaloneBailey”) resigned as our independent auditing firm.

On December 4, 2019, the Company, with the recommendation and approval of the Board of Directors of the Company, engaged L&L CPAS, PA (“L&L”), as its independent registered public accounting firm.

Pursuant to applicable rules, the Company makes the following additional disclosures:

(a) Other than for the inclusion of a paragraph describing the uncertainty of the Company’s ability to continue as a going concern, MaloneBailey’s reports on the Company’s financial statements for the years ended August 31, 2018 and 2017, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(b) During the Company’s two most recent fiscal years and the subsequent interim period preceding MaloneBailey’s resignation, there were: (i) no “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused it to make reference to the subject matter of the disagreements in its report on the consolidated financial statements of the Company; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K), except for material weaknesses in the Company’s internal control over financial reporting as described in the Company’s Annual Reports on Form 10-K for the years ended August 31, 2018 and 2017. However, during the most recent audit of August 31, 2019, MaloneBailey was unable to rely on evidence obtained for revenue testing of the 2019 fiscal year and through the date of their resignation. Further, MaloneBailey believes the financial statements for the quarters ended November 30, 2018, February 28, 2019 and May 31, 2019 (“2019 Quarterly Reports”), are materially misstated by revenue being overstated and loans from related parties being understated as identified and disclosed by the Company in Item 4.02 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 15, 2019. MaloneBailey was provided no evidence and was not requested to perform any procedures with respect to the Item 4.02 disclosure in the prior Form 8-K.

(c) During the fiscal years ended August 31, 2018 and 2017 and through December 3, 2019, the Company did not consult with L&L with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements and either a written report was provided to the Company or oral advice was provided that L&L concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedure.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Company’s Principal Executive Officer/Principal Financial Officer (our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Aldo Piscitello, who is the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s Principal Executive Officer/Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are, in fact, not effective, as the Company still lacks segregation of duties as of the period covered.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of August 31, 2019, due to the existence of the material weaknesses as of August 31, 2019, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

●	Because of the Company’s limited resources, there are limited controls over information processing.

●	There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.

●	Our Company does not have a formal audit committee with a financial expert, and thus our company lacks the board oversight role within the financial reporting process.

●	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. Our company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day-to-day operations of our company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

This Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Changes in Internal Controls over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting during the quarter ended August 31, 2019, that have been materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our Board of Directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Title	Held Position Since
Aldo Piscitello	65	Director	August, 2010
Frank A. Micali	44	Director	October 6, 2015
Svetlana Coliban	30	Director	November 2018
Adam Frost	61	Director	April 2019
Nancy Alario	61	Director	June 2019
Robert Carrington	49	Director	July 2019

The name, age and position of our officer(s) are set forth below:

Name	Age	Title	Held Position Since
Aldo Piscitello	65	President/CEO/Secretary/Treasurer	August 2010

The following information sets forth the backgrounds and business experience of our Directors and executive officers.

Bios of Officers and Directors

Aldo Piscitello – President, CEO, Secretary, Treasurer and Chairman

Mr. Piscitello has served as a Director, Chief Executive Officer and President since he founded the Company in 2010. In his capacity as Chief Executive Officer, he has spearheaded the development of the Company’s products and information delivery systems, including procuring the Company’s most valuable asset, the name BorrowMoney.com. Prior to his involvement in the Company, Mr. Piscitello operated an interior design business, which enabled him to have sufficient funds to open and operate One Stop Auto Center in New York in 1979, which he ran until he sold the business in 1987. He then started and built Navistar Beer Distribution, Inc. which was sold in 2000. Mr. Piscitello also founded A to Z Auto and Tire Center in 1987, which was sold in 2009. In 2010, Mr. Piscitello began the development of BorrowMoney.com, Inc. which he now devotes all of his time and energies to. Among his responsibilities were the securing of the name, developing the program and platform the Company is using, marketing the products and services to the industry and seeing to the everyday operation of the business.

Director Qualifications:

The Board of Directors believes that Mr. Piscitello is highly qualified to serve as a director of the Company due to his past experience operating companies.

Frank A. Micali – Director

Experience

As a mortgage specialist, Mr. Micali does his best to ensure consumers have what they need to make an informed decision about financing new home. Mr. Micali has worked with both first-time and current homeowners and has been a home loan specialist for many years. Mr. Micali has helped first-time and experienced homebuyers with: Conventional Loans, Jumbo Financing, FHA Loans, VA Loans, Condos & Co-ops, Home Equity Lines of Credit, and Second Homes & Investment Properties. Mr. Micali is a graduate of St John’s University. He has been employed with City Bank as a loan officer for the last five (7) years. Frank Micali is a 1st degree connection with a 1st Home Lending Officer NMLS # 6554.

Director Qualifications:

The Board of Directors believes that Mr. Micali is highly qualified to serve as a director of the Company due to his past experience with homeowners and lending.

Svetlana Coliban – Director

Miss Coliban was immediately recruited by Gallerie Diurne in Paris after graduation, to be in charge of international business development, based in Paris, then in New York. While in New York she managed and coordinated all international business development, sales, marketing, identification and research of potential leads and opportunities, appointments with new and existing clients, including trade shows, exhibitions, and Dealing with a diverse range of clients in the private and public sector. Miss Coliban’s one of many personal skills are the ability of Fluent English, French, Russian and Romanian Bilingual, which enhance her work experience including processing good team spirit, deadline oriented and having the ability to succeed in demand sales environment. She is committed to liaison to the host of user group of Borrowmoney.com, Inc. board of directors, this involves participating in all of the board meetings, planning the conference and ensuring they work closely together to best serve all of our users. When not working at the Company, Miss Coliban is a Project Manager (since 2019) at Modis, part of Adecco Group, where she manages and delivers CRM and CX transformation projects at clients, in an Agile mode. Projects vary from strategic discoveries to CRM implementations (with Salesforce as enabling technology). Miss Coliban drives high performance from people while fostering collaboration across businesses and borders in order to meet the clients’ and Modis’s key objectives. She leads by example and develop high-performing people and teams by challenging, supporting and continuously coaching them. Last and not the least, she acts as an entrepreneur and contributes to the growth of our business. Miss Coliban holds a BA in economics & management at Paris 8 University of France, a master’s degree in Communication and Marketing and a master’s degree in international business developmental at Pole Paris Alternance Business School of France. Miss Coliban also obtained a Salesforce Certified Administrator certification.

Director Qualifications:

The Board of Directors believes that Miss Coliban is highly qualified to serve as a director of the Company due to her past experience and educational background.

Adam Frost – Director

Mr. Frost has over 30 years’ management experience ranging from reporting to Director-Heads to heading up teams of over 100 employees. Mr. Frost’s past responsibilities have included serving as managing director of Dean Capital Group Inc., an O&G private equity firm, CEO and managing director of Go Wireless Communications, CEO of Americas Lending Choice, and CEO and managing director of multiple security companies, currently Get Smart Security Inc.

Director Qualifications:

The Board of Directors believes that Mr. Frost is highly qualified to serve as a director of the Company due to his past management experiences.

Nancy Alario - Director

Since January 2018, Ms. Alario has been employed at MD Capital LLC in Philadelphia. Ms. Alario has experience creating marketing and growth plans for medical and business professionals in the New York, New Jersey, Pennsylvania and Florida areas. Ms. Alario has monitored human resource and company culture creation to ensure the success and overall financial health of the medical organization allowing for the greatest patient care possible due to balanced offices.

Director Qualifications:

The Board of Directors believes that Ms. Alario is highly qualified to serve as a director of the Company due to her past experiences.

Robert Carrington - Director

Mr. Carringon has served as a Market Executive Manager since 2018 at Investors Bank where he manages retail banking operations for the North Jersey market. From 2016 to 2018, he served as a director of retail banking for North Jersey Federal Credit Union. From 2012 to 2016, he served as a Director of Retail Banking for the Bank of Bahrain and Kuwait.

Director Qualifications:

The Board of Directors believes that Mr. Carrington is highly qualified to serve as a director of the Company due to his banking experience.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Term of Office

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed by the Board of Directors and hold their positions at the will of the Board of Directors.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”), Mr. Piscitello. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. Piscitello possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, particularly during periods of turbulent economic and industry conditions.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risks throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No director of the Company is also a director of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any of the following during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our Board of Directors.

Stockholder Communications with the Board

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Secretary, 512 Bayshore Drive, Fort Lauderdale, Florida, 33304, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Director Independence

We are not required to have independent members of our Board of Directors.

As described above, we do not currently have a separately designated audit, nominating or compensation committee.

Code of Ethics

Our code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on our website at https://www.borrowmoney.com/investor-relations. on our website.

Board and Committee Meetings

Our Board of Directors held no formal meetings during the year ended August 31, 2019. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to applicable and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2019 we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our Board of Directors. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year, if any; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Summary Compensation Table*

Name and Principal Position (a)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Aldo Piscitello – Director, Chief Executive Officer, Secretary, Treasurer, and President	2019	-	-	-	-	-	-
	2018	-	-	-	-	-	-

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. There have been no changes in the Company’s compensation policies since August 31, 2019.

Compensation Discussion and Analysis/Employment and Other Agreements

Our directors and executive officers received no compensation for services rendered to the Company during the fiscal year ended August 31, 2019 and 2018.

Stock Option Grants

To date, we have not granted any stock options to any officer or director or any other employee. We have not adopted any stock option or any other similar compensation plan.

Director Compensation

During 2019, Directors were entitled to reimbursement for expenses in attending meetings but received no other compensation for services as Directors. Directors who were employees were entitled to receive compensation for services other than as director. No compensation has been paid to Directors for services. There were no formal or informal arrangements or agreements to compensate Directors for services provided as a director during 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of January 27, 2020 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 21,823,000 shares outstanding as of January 27, 2020, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of January 27, 2020, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 512 Bayshore Drive, Fort Lauderdale, Florida, 33304.

Name	Number of Common Stock Shares Beneficially Owned	Percent of Common Stock

Aldo Piscitello	20,000,000	91.65%
Frank A. Micali	-	-
Svetlana Coliban	-	-
Adam Frost	-	-
Nancy Alario	-	-
Robert Carrington	-	-

All of the officers and directors as a group (8 persons)	20,000,000	91.65%

Change in Control Arrangements

We are not aware of any arrangements that could result in a change of control

Stock Incentive Plans

To date, the Company has not adopted any stock incentive or equity incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed below, there have been no transactions since September 1, 2017, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Our principal stockholder and President has loaned funds to the Company from time to time and as of August 31, 2019, the total amount of such lending was $360,757. Such amount was memorialized as a note payable by the Company with interest at the rate of four (4%) per annum, which is payable on demand. In connection with the note the Company has an accrued interest obligation as of August 31, 2019, and 2018 of $43,897 and $27,105, respectively.

E-Wiz solutions, LLC has billed and been paid $0 and $2,063 for web design work for the fiscal year ended August 31, 2019 and 2018, respectively. Rosario Moschitto, the CEO of E-Wiz Solutions, LLC, was formerly on the board of the Company. The Company ceased doing business with E-Wiz solutions, LLC in June 2018.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by our Board of Directors. In connection with the approval of the transactions described above, our Board of Directors took into account various factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors. On a moving forward basis, our Board of Directors will continue to approve any related party transaction based on the criteria set forth above.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2019 and for fiscal year ended August 31, 2018 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	L&L CPAs, PA	MaloneBailey, LLP	MaloneBailey, LLP
	Years Ended
	August 31,	August 31,	August 31,
	2019	2019	2018
Audit Fees	$25,500	$19,500	$21,000
Audit Related Fees	0	0	0
Tax Fees	0	2,700	4,000
All Other Fees	0	0	0
Total	$25,500	$22,200	$25,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

See the Exhibit Index following the signature page to this Annual Report on Form 10-K for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BorrowMoney.com, Inc.

Dated: January 28, 2020	By:	/s/ Aldo Piscitello
Aldo Piscitello

President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registrant statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Aldo Piscitello	President, Chief Executive Officer, Chief	January 27, 2020
Aldo Piscitello	Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors (Principal Executive, Financial and Accounting Officer)

/s/ Frank A. Micali	Director	January 28, 2020
Frank A. Micali

/s/ Svetlana Coliban	Director	January 28, 2020
Svetlana Coliban

	Director	January __, 2020
Adam Frost

/s/ Nancy Alario	Director	January 28, 2020
Nancy Alario

/s/ Robert Carrington	Director	January 28, 2020
Robert Carrington

EXHIBIT INDEX

Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	File No.
3.1	Articles of Incorporation of Sports.Com, Inc.		S-1/A	3.1	333-208854
3.2	Articles of Amendment to Articles of Incorporation changing the name of the Company to Lumigene Corporation		S-1/A	3.2	333-208854
3.3	Articles of Amendment to Articles of Incorporation changing the name of the Company to IBMS, Inc.		S-1/A	3.4	333-208854
3.4	Articles of Amendment to Articles of Incorporation changing the name of the Company to Horizon Group Holdings, Inc.		S-1/A	3.3	333-208854
2.5	Articles of Amendment to Articles of Incorporation changing the name of the Company to BorrowMoney.com, Inc.		S-1/A	3.5	333-208854
2.6	Amended Bylaws		S-1/A	3.6	333-208854
10.1	Line of Credit Promissory Note in the amount of $500,000 payable to Aldo Piscitello dated March 21, 2013		S-1/A	10.1	333-208854
10.2	Written Description by E-Wiz Solutions, Inc.		S-1/A	10.2	333-208854
10.3	Demand Note payable to Aldo Piscitello dated March 1, 2017		S-1/A	10.3	333-208854
10.4*	Form of Service Warrants (July 2019)	X
10.5*	Form of Subscription Agreement (September 2019)	X
14.1*	Code of Ethics	X
21.1	Subsidiaries		S-1/A	21.1	333-208854
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

