Form 10-Q
period 2019-11-30
BorrowMoney.com, Inc.
filed 2020-02-03
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

Large accelerated filer [ ]	Accelerated filer [ ]	Emerging growth
Non-accelerated filer [ ]	Smaller reporting company [X]	company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The total number of shares of common stock, par value $.0001 per share, outstanding as February 3, 2020 was 21,833,000. The Registrant has no other class of common stock outstanding.

BORROWMONEY.COM, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Consolidated Balance Sheets

(Unaudited)

	November 30, 2019	August 31, 2019
Assets

Cash	$1,928	$7,647
Total current assets	1,928	7,647

Total Assets	$1,928	$7,647

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$8,729	$8,234
Accrued interest	48,773	44,566
Notes payable-related party, current portion	440,359	407,559
Total current liabilities	497,861	460,359

Total liabilities	497,861	460,359

Stockholders’ deficit:
Preferred stock - 20,000,000 shares authorized $0.0001 par value none issued and outstanding at November 30, 2019 and August 31, 2019, respectively	-	-
Common stock - 100,000,000 shares authorized $0.0001 par value issued and outstanding common shares at November 30, 2019 and August 31, 2019 were 21,833,000 and 21,823,000, respectively	2,183	2,182
Additional paid-in capital	297,767	287,768
Subscription receivable	(9,000)	-
Accumulated deficit	(786,883)	(742,662)
Total stockholders’ deficit	(495,933)	(452,712)

Total Liabilities and Stockholders’ Deficit	$1,928	$7,647

The accompanying notes to the consolidated financial statements are an integral part of these unaudited financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	November 30, 2019	November 30, 2018

Revenue	$-	$-

Operating expenses:
Costs related to services	3,759	1,609
General and administrative	36,255	22,007
Total operating expenses	40,014	23,616

Loss from operations	(40,014)	(23,616)

Other income (expense):
Interest expense	(4,207)	(5,439)
Total other expenses	(4,207)	(5,439)

Net loss before income taxes	(44,221)	(29,055)

Income tax expense	-	-

Net loss	$(44,221)	$(29,055)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	21,832,670	21,823,000

The accompanying notes to the consolidated financial statements are an integral part of these unaudited financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Periods Ended November 30,2019 and 2018

(Unaudited)

	Common Stock		Additional Paid In	Subscription	Accumulated	Total Stockholders’
	Shares	Common Stock	Capital	Receivable	Deficit	Deficit

Balance at August 31, 2019	21,823,000	$2,182	$287,768	$-	$(742,662)	$(452,712)
Shares issued for cash	10,000	1	9,999	(9,000)	-	1,000
Net loss	-	-	-	-	(44,221)	(44,221)
Balance at November 30, 2019	21,833,000	$2,183	$297,767	$(9,000)	$(786,883)	$(495,933)

Balance at August 31, 2018	21,823,000	2,182	237,818	-	(590,792)	(350,792)
Net loss	-	-	-	-	(29,055)	(29,055)
Balance at November 30, 2018	21,823,000	$2,182	$237,818	$-	$(619,847)	$(379,847)

The accompanying notes to the consolidated financial statements are an integral part of these unaudited financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended	For the three months ended
	November 30, 2019	November 30, 2018
Cash flows from operating activities:
Net Loss	$(44,221)	$(29,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in net assets and liabilities
Prepaid expenses	-	4,000
Accounts payable and accrued expenses	4,795	9,719
Accrued interest	4,207	5,439
Cash used in operating activities:	(35,219)	(9,897)

Cash flows from financing activities:
Payments on related party loans	(1,500)	-
Proceeds from related party loans	30,000	68,730
Proceeds from sale of common stock	1,000	-
Cash provided by financing activities	29,500	68,730

Net change in cash	(5,719)	58,833
Cash- beginning of period	7,647	5,132
Cash-end of period	$1,928	$63,965

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing and investing activities:
Expenses paid by directly by officer on behalf of the Company	$4,300	$-

The accompanying notes to the consolidated financial statements are an integral part of these unaudited financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Three Months Ended November 30, 2019 and 2018

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

The interim unaudited consolidated financial statements as of November 30, 2019, and for the three months ended November 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended August 31, 2019.

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

NOTE 3 – EQUITY

Common stock

In October 2019, the Company entered into a share purchase agreement with an accredited investor to sell 10,000 shares of common stock for $10,000. As of November 30, 2019, the Company issued 10,000 shares of its common stock and received $1,000 in proceeds. The remaining $ 9,000 due under agreement was recorded as a subscription receivable.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of November 30, 2019 and August 31, 2019, respectively:

	Three Months Ended	Year Ended
	November 30, 2019	August 31, 2019
Note payable to related parties bearing interest at 4% Balance at beginning of year	$407,559	$330,220
Advances received	30,000	138,339
Expenses paid by officer	4,300	-
Repayments	(1,500)	(61,000)
Balance at end of period	440,359	407,559
Less current portion	440,359	407,559
Due after one year	$-	$-

In connection with the note, the Company has an accrued interest obligation as of November 30, 2019 and August 31, 2019, the outstanding principal balance was $48,773 and $44,566 respectively for the above note. The note is due on demand and continues to accrue interest at 4%.

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

Plan of Operations

During the next 12 months, we expect to take the following steps in connection with the further growth of our business in the implementation of a plan of operations:

We are presently operational with respect to our technology and are ready to obtain agreements with lenders for geographic areas and ZIP Codes. We expect to spend the next 12 months obtaining agreements with lenders, maintaining our Internet-based platform, and begin generating revenues for our marketplace services. Over the next 12 months, our growth is designed to attract a modest level of business aimed at reaching a breakeven point and create consumer and lender awareness of the Company as a reliable and credible Internet-based loan marketplace. The budget for the next 12 months is estimated to be $110,490, which intends to be borrowed from our founding principal and President, Aldo Piscitello. A breakdown of the estimated cost for our next 12 months of operation are as follows:

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

Results of Operations

Three Months ended November 30, 2019 as compared to November 30, 2019

The Company had no revenue for the three-month periods ended November 30, 2019 and 2018. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $3,759 for the three-month period ended November 30, 2019 compared to $1,609 for the three months ended November 30, 2018. Due to the fixed nature of these ongoing costs the company expects to continue to incur the costs regardless of recognizing revenue.

Operating expenses for the three-month period ended November 30, 2019 were $40,014 compared to $23,616 for the three-month period ending November 30, 2018.

Financial Position, Liquidity and Capital Resources

As of November 30, 2019, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long-term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the company through a private offering of its securities to supplement its capital requirements. For the three months ended November 30, 2019, the company used $35,219 in operating activities and the Company was funded by the sale of common stock of $1,000 and related party loans of $30,000 offset by repayments of $1,500. The cash balance at November 30, 2019 was $1,928. All advances by Mr. Piscitello accrue interest at 4% and are due on demand. At November 30, 2019 we have a working capital deficiency of $495,933. Interest expense of $4,207 and $5,439 for the three-month period ended November 30, 2019 and 2018, respectively was the result of accruals related to Mr. Piscitello’s advances.

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: February 3, 2020	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

