Form 10-Q
period 2020-02-29
BorrowMoney.com, Inc.
filed 2020-04-14
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

The total number of shares of common stock, par value $.0001 per share, outstanding as April 14, 2020 was 21,833,000. The Registrant has no other class of common stock outstanding.

BORROWMONEY.COM, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Consolidated Balance Sheets

(Unaudited)

	February 29, 2020	August 31, 2019
Assets

Cash	$8,674	$7,647
Total current assets	8,674	7,647

Total assets	$8,674	$7,647

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$18,776	$8,234
Accrued interest	53,299	44,566
Notes payable-related party, current portion	455,259	407,559
Total current liabilities	527,334	460,359

Total liabilities	527,334	460,359

Stockholders’ deficit:
Preferred stock - 20,000,000 shares authorized $0.0001 par value none issued and outstanding at February 29, 2020 and August 31, 2019, respectively	-	-
Common stock - 100,000,000 shares authorized $0.0001 par value issued and outstanding common shares at February 29, 2020 and August 31, 2019 were 21,833,000 and 21,823,000, respectively	2,183	2,182
Additional paid-in capital	297,767	287,768
Subscription receivable	(4,000)	-
Accumulated deficit	(814,610)	(742,662)
Total stockholders’ deficit	(518,660)	(452,712)

Total liabilities and stockholders’ deficit	$8,674	$7,647

The accompanying notes to the consolidated financial statements are an integral part of these unaudited financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Revenue - related party	$14,622	$-	$14,622	$-

Operating expenses:
Costs related to services	1,743	2,101	5,502	3,710
General and administrative	36,080	20,967	72,335	42,974
Total operating expenses	37,823	23,068	77,837	46,684

Loss from operations	(23,201)	(23,068)	(63,215)	(46,684)

Other expense:
Interest expense	(4,526)	(3,890)	(8,733)	(9,329)
Total other expenses	(4,526)	(3,890)	(8,733)	(9,329)

Net loss before income taxes	(27,727)	(26,958)	(71,948)	(56,013)
Income taxes	-	-	-	-

Net loss	$(27,727)	$(26,958)	$(71,948)	$(56,013)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	21,833,000	21,823,000	21,832,835	21,823,000

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Periods Ended February 29, 2020 and February 28, 2019

(Unaudited)

	Common Stock		Additional Paid In	Subscription	Accumulated	Total Stockholders’
	Shares	Common Stock	Capital	Receivable	Deficit	Deficit

Balance at August 31, 2019	21,823,000	$2,182	$287,768	$-	$(742,662)	$(452,712)
Shares issued for cash	10,000	1	9,999	(9,000)	-	1,000
Net loss	-	-	-	-	(44,221)	(44,221)
Balance at November 30, 2019	21,833,000	2,183	297,767	(9,000)	(786,883)	(495,933)
Shares issued for cash	-	-		5,000		5,000
Net loss	-	-	-	-	(27,727)	(27,727)
Balance at February 29, 2020	21,833,000	$2,183	$297,767	$(4,000)	$(814,610)	$(518,660)

Balance at August 31, 2018	21,823,000	$2,182	$237,818	$-	$(590,792)	$(350,792)
Net loss	-	-	-	-	(29,055)	(29,055)
Balance at November 30, 2018	21,823,000	2,182	237,818	-	(619,847)	(379,847)
Net loss	-	-	-	-	(26,958)	(26,958)
Balance at February 28, 2019	21,823,000	$2,182	$237,818	$-	$(646,805)	$(406,805)

The accompanying notes to the consolidated financial statements are an integral part of these unaudited financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended	For the six months ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net Loss	$(71,948)	$(56,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in net assets and liabilities
Prepaid expenses	-	4,000
Accounts payable and accrued expenses	14,842	(99)
Accrued interest	8,733	9,329
Cash used in operating activities:	(48,373)	(42,783)

Cash flows from financing activities:
Payments on related party loans	(4,500)	-
Proceeds from related party loans	47,900	98,710
Proceeds from sale of common stock	6,000	-
Cash provided by financing activities	49,400	98,710

Net change in cash	1,027	55,927
Cash - beginning of period	7,647	5,132
Cash -end of period	$8,674	$61,059

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing and investing activities:
Expenses paid by directly by officer on behalf of the Company	$4,300	$-

The accompanying notes to the consolidated financial statements are an integral part of these unaudited financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended February 29, 2020 and February 28, 2019

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

The interim unaudited consolidated financial statements as of February 29, 2020, and for the three and six months ended February 29, 2020 and February 28, 2019, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended August 31, 2019.

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

NOTE 3 – EQUITY

Common stock

In October 2019, the Company entered into a share purchase agreement with an accredited investor to sell 10,000 shares of common stock for $10,000. During the six months ended February 29, 2020, the Company issued 10,000 shares of its common stock and received $6,000 in proceeds. As of February 29, 2020, the remaining $ 4,000 due under agreement was recorded as a subscription receivable.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of February 29, 2020 and August 31, 2019, respectively:

	Six Months Ended	Year Ended
	February 29, 2020	August 31, 2019
Note payable to related parties bearing interest at 4% Balance at beginning of year	$407,559	$330,220
Advances received	47,900	138,339
Expenses paid by officer	4,300	-
Repayments	(4,500)	(61,000)
Balance at end of period	455,259	407,559
Less current portion	455,259	407,559
Due after one year	$-	$-

In connection with the note, the Company has an accrued interest obligation as of February 29, 2020 and August 31, 2019, the outstanding principal balance was $53,299 and $44,566 respectively for the above note. The note is due on demand and continues to accrue interest at 4%.

During the six months ended February 29, 2020, the Company billed and received related party revenue of $14,622 from rootsline.com for website services. The CEO of the Company is a partner in rootsline.com. The amounts received by BorrowMoney.com matched the amounts invested by our CEO into Rootline.com for his partnership interest.

The Company utilizes approximately 1,800 square feet of office space in Brooklyn, NY. The space is owned by the President and is provided without charge to the Company. In addition, the company utilizes approximately 1,500 square feet of office space in Fort Lauderdale, Florida which is provided without charge to the Company by the President.

NOTE 5 – SUBSEQENT EVENTS

On March 20, 2020, the Company entered into a Joint Venture agreement with JVLS, LLC dba Vaccines 2Go called BM & V2GO (the “Venture”). Per the Joint Venture agreement, the Company will receive $60,000 per month plus 10% of any generated gross revenue from awarded contracts in exchange for information technology products and services. The term of the Venture will begin on March 1, 2020 through February 28, 2025. The term of the Venture may be extended with the unanimous consent of all members.

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

Results of Operations

Three Months ended February 29, 2020 as compared to February 28, 2019

The Company had $14,622 and no revenue for the three-month periods ended February 29, 2020 and February 28, 2019, respectively. The increase was due to sales of web services to a related party during the three months ended February 29, 2020.

We consider web service support costs provided by third parties as costs related to revenue. Such costs were $1,743 for the three-month period ended February 29, 2020 compared to $2,101 for the three months ended February 28, 2018. Due to the fixed nature of these ongoing costs the company expects to continue to incur the costs regardless of recognizing revenue.

Operating expenses for the three-month period ended February 29, 2020 were $37,823 compared to $23,068 for the three-month period ending February 28, 2019.

Six Months ended February 29, 2020 as compared to February 28, 2019

The Company had $14,622 and no revenue for the six-month periods ended February 29, 2020 and February 28, 2019, respectively. The increase was due to sales of web services to a related party during the three months ended February 29, 2020.

Such costs were $5,502 for the six-month period ended February 29, 2020 compared to $3,710 for the six months ended February 28, 2019. Due to the fixed nature of these ongoing costs the Company expects to continue to incur the costs regardless of recognizing revenue.

Total operating expenses for the six month period ended February 29, 2020 were $77,837 compared to $46,684 for the six-month period ending February 28, 2019.

Financial Position, Liquidity and Capital Resources

As of February 29, 2020, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long-term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the Company through a private offering of its securities to supplement its capital requirements. For the six months ended February 29, 2020, the company used $48,373 in operating activities and the Company was funded by the sale of common stock of $6,000 and related party loans of $47,900 offset by repayments of $4,500. The cash balance at February 29, 2020 was $8,674. All advances by Mr. Piscitello accrue interest at 4% and are due on demand. At February 29, 2020 we have a working capital deficiency of $518,660. Interest expense of $8,733 and $9,329 for the six-month period ended February 29, 2020 and February 28, 2019, respectively was the result of accruals related to Mr. Piscitello’s advances.

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

BorrowMoney.com, Inc. a Florida corporation

Dated: April 14, 2020	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

