Form 10-Q
period 2020-05-31
BorrowMoney.com, Inc.
filed 2020-07-14
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

The total number of shares of common stock, par value $.0001 per share, outstanding as July 13, 2020 was 21,833,000. The Registrant has no other class of common stock outstanding.

BORROWMONEY.COM, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Consolidated Balance Sheets

(Unaudited)

	May 31, 2020	August 31, 2019
Assets

Cash	$5,098	$7,647
Prepaid and other current assets	5,000	-
Total current assets	10,098	7,647

Total assets	$10,098	$7,647

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$24,502	$8,234
Accrued interest	57,933	44,566
Notes payable-related party, current portion	465,259	407,559
Total current liabilities	547,694	460,359

Total liabilities	547,694	460,359

Stockholders’ deficit:
Preferred stock - 20,000,000 shares authorized $0.0001 par value none issued and outstanding at May 31, 2020 and August 31, 2019, respectively	-	-
Common stock - 100,000,000 shares authorized $0.0001 par value issued and outstanding common shares at May 31, 2020 and August 31, 2019 were 21,833,000 and 21,823,000, respectively	2,183	2,182
Additional paid-in capital	297,767	287,768
Subscription receivable	(4,000)	-
Accumulated deficit	(833,546)	(742,662)
Total stockholders’ deficit	(537,596)	(452,712)

Total liabilities and stockholders’ deficit	$10,098	$7,647

The accompanying notes to the consolidated financial statements are an integral part of these unaudited financial statements.

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019

Revenue - related party	$5,850	$-	$20,472	$-

Operating expenses:
Costs related to services	354	2,255	5,856	5,965
General and administrative	19,798	7,663	92,133	50,637
Total operating expenses	20,152	9,918	97,989	56,602

Loss from operations	(14,302)	(9,918)	(77,517)	(56,602)

Other expense:
Interest expense	(4,634)	(3,871)	(13,367)	(13,200)
Total other expenses	(4,634)	(3,871)	(13,367)	(13,200)

Net loss before income taxes	(18,936)	(13,789)	(90,884)	(69,802)
Income taxes	-	-	-	-

Net loss	$(18,936)	$(13,789)	$(90,884)	$(69,802)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	21,833,000	21,823,000	21,832,891	21,823,000

The accompanying notes to the consolidated financial statements are an integral part of these unaudited financial statements.

BorrowMoney.com, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Periods Ended May 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid In	Subscription	Accumulated	Total Stockholders’
	Shares	Common Stock	Capital	Receivable	Deficit	Deficit

Balance at August 31, 2019	21,823,000	$2,182	$287,768	$-	$(742,662)	$(452,712)

Shares issued for cash	10,000	1	9,999	(9,000)	-	1,000

Net loss	-	-	-	-	(44,221)	(44,221)

Balance at November 30, 2019	21,833,000	2,183	297,767	(9,000)	(786,883)	(495,933)

Shares issued for cash	-	-	-	5,000	-	5,000

Net loss	-	-	-	-	(27,727)	(27,727)

Balance at February 29, 2020	21,833,000	2,183	297,767	(4,000)	(814,610)	(518,660)

Net loss	-	-	-	-	(18,936)	(18,936)

Balance at May 31, 2020	21,833,000	$2,183	$297,767	$(4,000)	$(833,546)	$(537,596)

Balance at August 31, 2018	21,823,000	$2,182	$237,818	$-	$(590,792)	$(350,792)

Net loss	-	-	-	-	(29,055)	(29,055)

Balance at November 30, 2018	21,823,000	2,182	237,818	-	(619,847)	(379,847)

Net loss	-	-	-	-	(26,958)	(26,958)

Balance at February 28, 2019	21,823,000	$2,182	$237,818	$-	$(646,805)	$(406,805)

Net loss	-	-	-	-	(13,789)	(13,789)

Balance at May 31, 2019	21,823,000	$2,182	$237,818	$-	$(660,594)	$(420,594)

The accompanying notes to the consolidated financial statements are an integral part of these unaudited financial statements.

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	May 31, 2020	May 31, 2019
Cash flows from operating activities:
Net loss	$(90,884)	$(69,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in net assets and liabilities
Prepaid expenses	(5,000)	4,000
Accounts payable and accrued expenses	20,568	4,789
Accrued interest	13,367	13,200
Cash used in operating activities:	(61,949)	(47,813)

Cash flows from financing activities:
Payments on related party loans	(17,500)	(45,000)
Proceeds from related party loans	70,900	101,099
Proceeds from sale of common stock	6,000	-
Cash provided by financing activities	59,400	56,099

Net change in cash	(2,549)	8,286
Cash - beginning of period	7,647	5,132
Cash - end of period	$5,098	$13,418

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing and investing activities:
Expenses paid by directly by officer on behalf of the Company	$4,300	$-

The accompanying notes to the consolidated financial statements are an integral part of these unaudited financial statements.

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended May 31, 2020 and 2019

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

BMNY a wholly-owned subsidiary of the Company was incorporated under the laws of the state of New York on August 9, 2010.

BorrowMoney.com, Inc.’s provides an internet-based platform that can match mortgage and loan providers with prospective borrowers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The interim unaudited consolidated financial statements as of May 31, 2020, and for the three and nine months ended May 31, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended August 31, 2019.

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

NOTE 3 – EQUITY

Common stock

In October 2019, the Company entered into a share purchase agreement with an accredited investor to sell 10,000 shares of common stock for $10,000. During the nine months ended May 31, 2020, the Company issued 10,000 shares of its common stock and received $6,000 in proceeds. The remaining $ 4,000 due under agreement was recorded as a subscription receivable.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of May 31, 2020 and August 31, 2019, respectively:

	Nine Months Ended	Year Ended
	May 31, 2020	August 31, 2019
Note payable to related parties bearing interest at 4% Balance at beginning of year	$407,559	$330,220
Advances received	70,900	138,339
Expenses paid by officer	4,300	-
Repayments	(17,500)	(61,000)
Balance at end of period	465,259	407,559
Less current portion	465,259	407,559
Due after one year	$-	$-

In connection with the note, the Company has an accrued interest obligation as of May 31, 2020 and August 31, 2019, the outstanding principal balance was $57,933 and $44,566 respectively for the above note. The note is due on demand and continues to accrue interest at 4%.

During the nine months ended May 31, 2020, the Company billed and received related party revenue of $18,972 from rootsline.com for website services. The CEO of the Company is a partner in rootsline.com. The amounts received by BorrowMoney.com matched the amounts invested by our CEO into Rootline.com for his partnership interest.

The Company utilizes approximately 1,800 square feet of office space in Brooklyn, NY. The space is owned by the President and is provided without charge to the Company. In addition, the company utilizes approximately 1,500 square feet of office space in Fort Lauderdale, Florida which is provided without charge to the Company by the President.

On March 20, 2020, the Company entered into a Joint Venture agreement with JVLS, LLC dba Vaccines 2Go called BM & V2GO (the “Venture”). Per the Joint Venture agreement, the Company will receive $60,000 per month   plus 10% of any generated gross revenue from awarded contracts in exchange for information technology products and services. The $60,000 per month will begin once the Venture secures a contract to support this level of revenue. The Company is not entitled to any profits and not responsible for any losses generated by the Venture. The term of the Venture will begin on March 1, 2020 through February 28, 2025. The term of the Venture may be extended with the unanimous consent of all members. During the nine months ended May 31, 2020, the Company billed and received related party revenue of $1,500 from Vaccines 2Go for website and database services.

NOTE 5 – SUBSEQUENT EVENTS

On June 19, 2020, the Company’s board of directors unanimously approved a five-for-one split (the “Stock Split”) of the Company’s common stock subject to shareholder approval of an amendment to the Company’s Certificate of Incorporation. Since the Company presently does not have a sufficient number of authorized shares required to effectuate the stock split, the Company’s Board has approved, and is recommending to its shareholders, an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of common stock to 500 million to handle the split and possible future capitalization needs. It is anticipated that the special meeting will be held on or about August 21, 2020. Provided the shareholders approve the amendment, the company anticipates setting a record date for the stock split shortly after the special meeting and that trading on a split-adjusted basis will begin prior to August 31, 2020.

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

Results of Operations

Three Months ended May 31, 2020 as compared to May 31, 2019

The Company had $5,850 and no revenue for the three-month periods ended May 31, 2020 and 2019, respectively. The increase was due to sales of web services to a related party during the three months ended May 31, 2020.

Total operating expenses for the three month period ended May 31, 2020 were $20,152 compared to $9,918 for the three-month period ending May 31, 2019.

Nine Months ended May 31, 2020 as compared to May 31, 2019

The Company had $20,472 and no revenue for the nine-month periods ended May 31, 2020 and 2019, respectively. We consider web service support costs provided by third parties as costs related to revenue. Such costs were $5,856 for the nine-month period ended May 31, 2020 compared to $5,965 for the nine months ended May 31, 2019. Due to the fixed nature of these ongoing costs the Company expects to continue to incur the costs regardless of recognizing revenue.

Total operating expenses for the nine month period ended May 31, 2020 were $102,340 compared to $56,602 for the nine-month period ended May 31, 2019.

Financial Position, Liquidity and Capital Resources

As of May 31, 2020, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. With this cash infusion, the Company has incurred no outstanding long-term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the Company through a private offering of its securities to supplement its capital requirements. For the nine months ended May 31, 2020, the company used $61,949 in operating activities and the Company was funded by the sale of common stock of $6,000 and related party loans of $70,900 offset by repayments of $17,500. The cash balance at May 31, 2020 was $5,098. All advances by Mr. Piscitello accrue interest at 4% and are due on demand. At May 31, 2020 we have a working capital deficiency of $541,947. Interest expense of $13,367 and $13,200 for the nine-month period ended May 31, 2020 and 2019, respectively was the result of accruals related to Mr. Piscitello’s advances.

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

BorrowMoney.com, Inc. a Florida corporation

Dated: July 14, 2020	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

