Form 10-K
period 2020-08-31
BorrowMoney.com, Inc.
filed 2020-12-01
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

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

The total number of shares of common stock, par value $0.0001 per share, outstanding as of November 30, 2020 was 109,175,000. The Registrant has no other class of common stock outstanding.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the fiscal year ended August 31, 2020 (the “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements.

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

Our strategically designed and executed advertising and marketing campaigns (which we refer to as performance marketing) span a wide array of digital and traditional media acquisition channels and promote our BorrowMoney.com and other brands and product offerings. Our marketing efforts are designed to attract consumers to our websites and toll-free telephone numbers. Interested consumers complete inquiry forms, providing detailed information about themselves and the loans or other offerings they are seeking. We refer to such consumer inquiries as loan requests. We then match these loan requests with lenders in our marketplace that are seeking to serve these consumers’ needs. We plan to generate revenue from these lenders, generally at the time of transmitting a loan request to them, in the form of a match fee. In certain instances, outside our mortgage business, we plan to charge other kinds of fees, such as closed loan or closed sale fees. In addition to our primary loan request data referral business, BorrowMoney also matches consumers with lenders via website clicks and calls for which we anticipate lenders paying either front-end or back-end fees.

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

We have generated $2,097 revenues for the year ending August 31, 2020 and no revenues for the year 2019.

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

By expanding our portfolio of loans and other product offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology, and to leverage the widespread recognition of the BorrowMoney.com brand to generate leads.

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

BorrowMoney.com does not charge consumers or small businesses for the use of our services. Revenues from our mortgage products plan to be derived from lead generation fees paid by the Network Lenders that receive a loan request, and in some cases upfront fees for clicks or call transfers. Because a given loan request form can be matched with more than one Network Lender, up to five match fees may be generated from a single consumer loan request form. Revenues from our non-mortgage products plan to be derived from upfront match fees paid on delivery of a loan request, click or call and closed loan fees. For our products, we send click traffic to issuers and anticipate being paid per approval.

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

Non-Mortgage Products

Lending Products. Other lending products on our online marketplace include information, tools and access to multiple conditional loan offers for the following:

-	Auto, which includes our auto refinance and purchase loan products. Auto loans enable consumers to purchase new or used vehicles or refinance an existing loan secured by an automobile.
-	Home equity loans and lines of credit, which enable homeowners to borrow against the equity in their home, as measured by the difference between the market value of the home and any existing loans secured by the home. Home equity loans are one-time lump sum loans, whereas a home equity line of credit reflects a line of revolving credit where the borrower has flexibility to draw down and repay the line.
-	Personal loans, which are unsecured obligations generally carrying shorter terms and smaller loan amounts than home mortgages.
-	Reverse mortgage loans, which are a loan product available to qualifying homeowners age 62 or older.
-	Small business loans, which include a broad array of financing types, including but not limited to loans secured by working capital, equipment, real estate and other forms of financing, provided to small and medium-sized businesses.
-	Student loans, which includes both new loans to finance an education and related expenses, as well as refinancing of existing loans.

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

Corporate History

BorrowMoney.com, Inc. was incorporated in the state of New York on January 27, 2000. The company was reincorporated in Florida on May 4, 2015. The Company completed a share exchange with all of the stockholders of BorrowMoney.com, Inc., a New York corporation whereby 100% of the issued and outstanding shares of the New York corporation were exchanged for 20 million shares of the Florida corporation, which resulted in BorrowMoney.com, Inc. The New York corporation becoming a wholly owned subsidiary of the Florida corporation. Unless the context otherwise requires, all references to the “Company,” “we,” “our” “BorrowMoney” or “us” and other similar terms collectively means BorrowMoney.com, Inc., the Florida corporation.

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

Employees

We have outsourced our human resources and will continue to utilize a Professional Employer Organization to minimize any liability associated with payroll and employee regulatory issues.

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

The above statement notwithstanding, stockholders and prospective investors should be aware that certain risks exist with respect to our company and our business, including those risk factors contained in our most recent Registration Statements on Form S-1, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. Our company’s management is aware of these risks and has established the minimum controls and procedures to ensure adequate risk assessment and execution to reduce loss exposure.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are currently located in a leased office in Plantation, Florida. In addition, the Company also utilizes office space in Fort Lauderdale Florida.

Item 3. Legal Proceedings

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

The following table sets forth the high and low sale prices for the period from October 01, 2020 to November 30, 2020. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year	Period	High Sales Price	Low Sales Price
2020	Fourth Quarter (October 01, 2020 to November 3, 2020)	$3.00	$1.94

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

Subsequent to August 31, 2020, the Company received $5,000 in consideration for the purchase of 5,000 shares of restricted common stock.

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

BorrowMoney.com, Inc.’s main objective is to provide lead generation services to the mortgage and loan lenders. BorrowMoney.com, Inc.’s business model envisions providing current, qualified leads to local lending institutions nationwide. These leads will represent qualified borrowers in targeted zip code locations where the lender conducts business. Our internet platform offers a portal geared toward providing services to lending institutions who would be our customers. The key function of our platform is to provide qualified leads to local mortgage and lending professionals. The Company generates customer inquiries using various marketing methods. The Company also sells advertising space on its website and creates revenue through the sale of advertisement space, membership fees and lead packages.

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

Plan of Operations

Our plans for the next 12 months are:

We have completed out technology platform and in the process of relaunching the website. We are now entering our operational phase which includes contracting with mortgage and personal loan lenders for geographic areas using ZIP Codes. In addition to expanding our network of lenders over the next 12 months, we intend to continue optimizing and enhancing our Internet-based platform to focus on lead generation and generating additional revenues for our marketplace services. Our mission is to be the premier loan lead generation company. The budget for the next 12 months is estimated to be $500.0k which is expected to come from friends, family, and officers. A breakdown of the estimated cost for our next 12 months of operation are as follows:

(000’s)
Legal and Professional Fees	$50.0
Web Hosting Service, and Maintenance	8.0
Subcontracting Services	280.0
Office Expenses	5.0
IT Maintenance and Service	10.0
Domain Names Hosting. Service. and Maintenance	2.5
Website Development and Related Service	15.0
Licenses and Permits	3.5
Marketing and Advertising	50.0
Bank Charges and Cred Card Processing Fees	3.0
Rent	25.0
Dues and Subscriptions	7.5
Computer Expenses	5.0
Transfer and Recording Costs	10.0
Office Space Rent	22.0
Telephone Service	3.5
Total	$500.0

Revenues are expected to be minimal as the volume of lender agreements during this stage of operation is expected to increase at a gradual pace throughout the year. We expect to operate at a loss during our initial growth/operating period. President, Directors, or other executive officers will be compensated with sweat equity options until such time that the company has positive cash flows.

Contingent upon the successful completion of our next 12 months of operation, we plan to aggressively expand our operation and business from existing revenues. Our expansion would be accompanied by an increase in the number of personnel to obtain lender agreements for ever-expanding geographic areas.

Channels of Distribution; Marketing Costs

BorrowMoney.com markets and offers services directly to customers through its branded website allowing customers to be pre-qualified in a one stop platform and have access to all the major lenders and loan programs. The Company has made, and expects to continue to make, substantial investments in its online technology platform and marketing strategy to build its brand awareness in the marketplace that will drive traffic and generate leads. The need for online mortgages and personal money loan platform is driven not only by the millennium generation that are moving away from traditional brick and mortar banks but also from the new lifestyle changes caused by the Covid-19 pandemic. BorrowMoney.com expects to take advantage of this opportunity to capture a large portion of this “new” marketplace demand and increase its revenue exponentially.

Results of Operations

The following table provides selected financial data about our Company as of August 31, 2020 and 2019.

Balance Sheet Date (000’s)	August 31, 2020	August 31, 2019

Cash	$7.8	$7.6
Total Assets	$7.8	$7.6
Total Liabilities	$595.4	$460.4
Stockholders’ Deficit	$(487.7)	$(452.7)
Working Capital Deficit	$(487.7)	$(452.7)

As of August 31, 2020, the Company’s cash balance was $7.8k compared to $7.6k as of August 31, 2019 and our total assets as of August 31, 2020 was $7.8k.

As of August 31, 2020, the Company had total liabilities of 595.4k compared with total liabilities of $460.4k as of August 31, 2019. The increase in total liabilities for the year ended August 31, 2020, was primarily the result of an increase in accrued interest and notes, due to related party.

We had $90.0k of cash used in operating activities for the year ended August 31, 2020, compared to $74.8k of cash used in operating activities for the year ended August 31, 2019.

We had $90.1k of cash provided by financing activities for the year ended August 31, 2020, compared to $77.3k of cash provided by financing activities for the year ended August 31, 2019. Cash provided by financing activities was primarily proceeds from related party loans.

Financial Position, Liquidity and Capital Resource

As of August 31, 2020, all cash loaned by the Company to pay its operating and development expenses has been furnished by loans from its founder and President, Aldo Piscitello. The Company has incurred no other debt, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates selling shares of the Company through a private offering of its securities to supplement its capital requirements in the future, as funding is needed.

Interest expense of $37.2k and $17.5k for the years ended August 31, 2020 and 2019, respectively, was the result of accruals related to shareholder loans by Mr. Aldo Piscitello.

Plan of Operation and Funding

During the next twelve months, we anticipate that our principal sources of funding will comprise of proceeds from sales of our common stock, revenue generated from our operations, and additional debt if need.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Borrowmoney.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Borrowmoney.com, Inc. (“the Company”) as of August 31, 2020 and the related statements of operations, stockholders’ deficit, cash flows and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the year ended August 31, 2020. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The firm has served this client since October 2020.

/s/ Richard H. Moran CPA, P.A.

Certified Public Accountants

13890 SW 100 Lane, Miami, Florida 33186

November 30, 2020

BorrowMoney.com, Inc.

Consolidated Balance Sheets

August 31, 2020

August 31, 2020
Assets

Cash	$7,792
Prepaid expenses	-
Total current assets	7,792

Total Assets	$7,792

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$21,948
Accrued interest	81,797
Notes payable-related party, current portion	491,747
Total current liabilities	595,492

Long term debt
Notes payable-related party	-
Total liabilities	595,492

Stockholders’ deficit:
Preferred stock 100,000,000 shares authorized $0.0001 par value none issued and outstanding at August 31, 2020 and 2019	-
Common stock-500,000,000 shares authorized $0.0001 par value issued and outstanding common shares at August 31, 2020 is 109,175,000 and 2019 were 21,833,000	2,182
Additional paid-in capital	293,768
Accumulated deficit	(887,651)
Total stockholders’ deficit	(587,701)

Total Liabilities and Stockholders’ Deficit	$7,792

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

For the Year Ended
August 31, 2020

Revenue	$2,097

Operating expenses:
General and administrative	105,855
Total operating expenses	105,855

Loss from operations	(103,758)

Other income (expense):
Interest expense	(37,232)
Total other expenses	(37,232)

Net loss before income taxes	(140,990)

Income tax expense	-

Net loss	$(140,990)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.01)

Weighted average common shares outstanding (basic and diluted)	109,175,000

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended August 31, 2020

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Common Stock	Capital	Deficit	Deficit

Balance at August 31, 2018	21,823,000	$2,182	$237,818	$(590,792)	$(350,792)
Share based compensation	-	-	49,950	-	49,950
Net loss	-	-	-	(151,870)	(151,870)
Balance at August 31, 2019	21,823,000	2,182	287,768	(742,662)	(452,712)
Stock Split 5-1	87,352,000
Purchase of common stock	-	-	10,000	-	10,000
Subscribed	-	-	(4,000)	-	(4000)
Net loss	-	-	-	(140,990)	(140,990)
Balance at August 31, 2020	109,175,000	$2,182	$293,768	$(883,652)	$(587,702)

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

For the year ended
August 31, 2020
Cash flows from operating activities:
Net Loss	$(140,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in net assets and liabilities
Accounts payable and accrued expenses	50,946
Cash used in operating activities:	(90,043)

Cash flows from financing activities:
Related party loans	84,188
Sale of common stocks	10,000
Common stocks subscribed	(4,000)
Cash provided by financing activities	90,188

Net change in cash	145
Cash- beginning of period	7,647
Cash-end of period	$7,792

Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Years Ended August 31, 2020

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

BorrowMoney.com, Inc. (the “Company”) provides an internet-based platform that can match prospective borrowers with mortgage and loan providers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Going concern - The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned $2,097 revenue for the years ended August 31, 2020.

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

Cash and cash equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents at August 31, 2020.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal years ended August 31, 2020 there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

.

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

Stock-based awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant- date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal years ended August 31, 2020 and 2019 no awards were granted.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of August 31, 2020 the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

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

Basic and Diluted Net loss per share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2020.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of August 31, 2020.

Year Ended
August 31, 2020
Note payable to related party bearing interest at 8%	$491,747
Less current portion	(491,747)
Due after one year	$-

NOTE 4 – SUBSEQUENT EVENTS

Subsequent to August 31, 2020 the Company sold 5,000 shares of common stock for $1 per share. Proceeds of $5,000 have been received.

In August 2020, the company issued a five to one stock split.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 18, 2020, the Company, with the recommendation and approval of the Board of Directors of the Company, engaged RICHARD H. MORAN. CPA, P.A, as its independent registered public accounting firm.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of August 31, 2020, due to the existence of the material weaknesses as of August 31, 2020, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

●	Because of the Company’s limited resources, there are limited controls over information processing.

●	There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.

●	Our Company does not have a formal audit committee with a financial expert, and thus our company lacks the board oversight role within the financial reporting process.

●	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. Our company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day-to-day operations of our company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Changes in Internal Controls over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting during the quarter ended August 31, 2020, that have been materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our Board of Directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Title	Held Position Since
Aldo Piscitello	65	Director	August, 2010
Andrew Trumbach	59	Director	August, 2020
Svetlana Coliban	30	Director	November 2018
William Coburn	22	Director	June 1998
Robert Carrington	49	Director	July 2019

The name, age and position of our officer(s) are set forth below:

Name	Age	Title	Held Position Since
Aldo Piscitello	65	President/CEO/Secretary/Treasurer	August, 2010
Andrew Trumbach	59	CFO	August 2020

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

Dr. Andrew Trumbach – Director

Dr. Andrew E. Trumbach was the CFO of a family-owned portfolio of companies from 2008 to 2019 that owned and operated one of the largest perfume distribution business, owned over 45 retail perfume stores, and acquired and managed a large multinational company operating airline, cruise, and a retail duty-free and duty paid concessions located in cruise, airport and border locations worldwide using a proprietary cutting-edge technology developed in-house. Prior to 2008, Dr. Trumbach spent 14 years as the CFO/CIO and Sr VP of a family-owned holding and investment company that included a portfolio that consisted of commercial, industrial and residential real estate holdings, mining operations, outdoor advertising, publishing, polling, water, and sewer utility, mobile home parks, data centers, and cemeteries. Prior to moving to industry, Dr. Trumbach spent three years working in an international accounting firm and five years in a regional firm working in public accounting in both Belize and the United States.

He was also the President and co-founder of Onebin.com, an internet-based logistics company operating with offices in 27 countries and the President and founder of American Document Management, Inc, DBA SecureDoc, a document management software integrator and reseller.

In addition to a Bachelor of Science degree in Accounting and a Master of Business Administration degree, Dr. Trumbach has earned Doctorate degrees in both Information Technology Management and Accounting. He has undertaken numerous consulting projects for major companies in the United States and the Caribbean.

Dr. Trumbach was a part-time Professor at Nova Southeastern University certified to teach accounting and information systems classes. His areas of research shown below are in real estate, management and accounting information systems, and small business governance. Dr. Trumbach has been published extensively with his most recent works including publishing with a group of researchers in universities across the United States, Latin America, Asia, and Europe about people’s values in various countries and their natural tendencies regarding stress in the Telecommunication Industry”. He has presented various seminars on “Best Practices: Disaster Planning and Recovery.”

Dr. Trumbach is a highly experienced accounting and information systems professional whose real estate leadership and experience earned him a reputation for excellence in the Florida real estate market. As it pertains to Belize specifically, he was also the Keynote Speaker at the Association of Real Estate Brokers of Belize First Annual General Meeting. He holds a current license as a Florida real estate broker and was a Florida real estate instructor. Dr. Trumbach was a past Director and Board Member of the Florida Realtors Association, a member of the Florida International Real Estate Council and also a member of the International Counsel Greater Fort Lauderdale Board of Realtors, a member of International Operations Committee, Florida Real Estate Association, Tallahassee, Fl, a past member of the Professional Education Committee, Florida Real Estate Association, Tallahassee, Fl, and a member of the Technology Committee, Florida Real Estate Association Tallahassee, Fl. Dr. Trumbach was also a past member of the City of Coral Springs Member of the Financial Advisory Committee, Coral Springs, Florida.

.

Director Qualifications:

The Board of Directors believes that Dr. Trumbach is highly qualified to serve as a director of the Company due to his experience, qualification, and credentials.

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

William Coburn – Director

William is a conscious co-creator on a mission to unite humanity to solve the world’s greatest problems, become a multi-planetary species and ascend the collective consciousness. He has been involved in entrepreneurial projects since he was in middle school helping his mother with a Non-profit that provides a SaaS for consumers to choose the non-profit of choice on a company’s website after purchasing their product and/or service. William’s conscious acumen for collaboration and disruptive change propelled him into a technology consulting firm called Varfaj Partners in January of 2019 started by his dear friend and high-school classmate. He took a leave of absence from Wesleyan University to pursue the venture where he consulted small/medium businesses and entrepreneurs on ways to adapt to the unseen abundance of information technology. In late August of 2019, he became involved with a start-up called Face Trace, leveraging augmented reality technology where he helped with the literature for the preliminary Pitch Deck and connected with a developer for a presentable beta-version in investor meetings. His passion for exponential change brought him to Singularity University where he began studying exponential technologies, which lead to him leaving Varfaj Partners and taking a new position as the CEO of a Think Tank of forward thinkers called Transdisciplinary Agora For Future Discussions (TAFFD’s) founded in January 2019. He was the publisher and contributing editor of the first edition of a Transhumanist Magazine published in February of 2020. William helped organize and was a speaker at TAFFD’s Virtual International Conference on Future Africa: Sustaining the Source with the theme: “Compliance to Global Sustainability.” William’s many endeavors brought him to Fort Lauderdale to explore new horizons. He decided to step down as CEO of TAFFD’s to Honorary Member so he could investigate more into the new age consciousness ideas/movements that he can bring forward to the world. Upon his resignation, he united with his neighbor, Aldo Piscitello and learned about what he had created with BorrowMoney Inc., immediately saw the potential to help humanity bring about exponential change with a powerful lending marketplace solution.

Director Qualifications:

The Board of Directors believes that Mr. Coburn is highly qualified to serve as a director of the Company due to his past management experiences.

Robert Carrington - Director

Mr. Carrington has served as a Market Executive Manager since 2018 at Investors Bank where he manages retail banking operations for the North Jersey market. From 2016 to 2019, he served as a director of retail banking for North Jersey Federal Credit Union. From 2012 to 2016, he served as a Director of Retail Banking for the Bank of Bahrain and Kuwait.

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

Nomination Process

As of August 31, 2020, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our Board of Directors. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Summary Compensation Table*

Name and Principal Position (a)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Aldo Piscitello – Director, Chief Executive Officer, Secretary, Treasurer, and President	2020	-	-	-	-	-	-
	2019	-	-	-	-	-	-

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. There have been no changes in the Company’s compensation policies since August 31, 2020.

Compensation Discussion and Analysis/Employment and Other Agreements

Our directors and executive officers received no compensation for services rendered to the Company during the fiscal year ended August 31, 2020 and 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of November 30, 2020 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 109,165,000 shares outstanding as of November 30, 2020, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of November 30, 2020, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Name	Number of Common Stock Shares Beneficially Owned	Percent of Common Stock

Aldo Piscitello	20,000,000	91.65%
Andrew Trumbach	-	-
Svetlana Coliban	-	-
Robert Carrington	-	-
William Coburn	-	-
All of the officers and directors as a group (6 persons)	20,000,000	91.65%

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

The principal stockholder and President have funded the company via loans from time to time. As of August 31, 2020, the total amount of such lending was $491,747. Such amount was memorialized as a note payable by the Company with interest at the rate of four (4%) per annum, which is payable on demand. The terms have been increased effective September 1, 2019 to 8%. In connection with the note the Company has an accrued interest obligation as of August 31, 2020 of $81,797.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2020 and for fiscal year ended August 31, 2019 for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods are as follows:

Richard H Moran CPA, P.A.

August 31,
2020
Audit Fees	$8,000
Tax Fees	1,200
Total	$9,200

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

BorrowMoney.com, Inc.

Dated: December 1, 2020	By:	/s/ Aldo Piscitello
Aldo Piscitello

President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registrant statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Aldo Piscitello	President, Chief Executive Officer, Chief	December 1, 2020
Aldo Piscitello	Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors (Principal Executive, Financial and Accounting Officer)

/s/ Andrew. Trumbach	Director	December 1, 2020
Andrew Trumbach

/s/ Svetlana Coliban	Director	December 1, 2020
Svetlana Coliban

/s/ William Coburn	Director	December 1, 2020
William Coburn

/s/ Robert Carrington	Director	December 1, 2020
Robert Carrington

EXHIBIT INDEX

Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	File No.
3.1	Articles of Incorporation of Sports.Com, Inc.		S-1/A	3.1	333-208854
3.2	Articles of Amendment to Articles of Incorporation changing the name of the Company to Lumigene Corporation		S-1/A	3.2	333-208854
3.3	Articles of Amendment to Articles of Incorporation changing the name of the Company to IBMS, Inc.		S-1/A	3.4	333-208854
3.4	Articles of Amendment to Articles of Incorporation changing the name of the Company to Horizon Group Holdings, Inc.		S-1/A	3.3	333-208854
2.5	Articles of Amendment to Articles of Incorporation changing the name of the Company to BorrowMoney.com, Inc.		S-1/A	3.5	333-208854
2.6	Amended Bylaws		S-1/A	3.6	333-208854
10.1	Line of Credit Promissory Note in the amount of $500,000 payable to Aldo Piscitello dated March 21, 2013		S-1/A	10.1	333-208854
10.2	Written Description by E-Wiz Solutions, Inc.		S-1/A	10.2	333-208854
10.3	Demand Note payable to Aldo Piscitello dated March 1, 2017		S-1/A	10.3	333-208854
10.4*	Form of Service Warrants (July 2019)	X
10.5*	Form of Subscription Agreement (September 2019)	X
14.1*	Code of Ethics	X
21.1	Subsidiaries		S-1/A	21.1	333-208854
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

