Form 10-Q
period 2020-11-30
BorrowMoney.com, Inc.
filed 2021-02-03
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020 or

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

Aldo Piscitello

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The total number of shares of common stock, par value $.0001 per share, outstanding as of February 1, 2021 was 109,175,000. The Registrant has no other class of common stock outstanding.

BORROWMONEY.COM, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Consolidated Balance Sheets

(unaudited)

	November 30, 2020	November 30, 2019
Assets

Cash	$3,919	$1,928

Total current assets	3,919	1,928

Total Assets	$3,919	$1,928

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$10,275	$2,599
Loan Payable	10,566	-
Notes payable - Related Parties	586,515	485,094
Total current liabilities	434,384	29,704

Long term debt
	-	-
Total liabilities	620,994	493,823

Stockholders’ deficit:
Preferred stock 20,000,000 shares authorized $0.0001 par value none issued and outstanding at November 30, 2020 and November 30, 2019	-	-
Common stock-100,000,000 shares authorized $0.0001 par value issued and outstanding common shares at November 30, 2020 and November 30, 2019 were 21,823,000	2,182	2,182
Additional paid-in capital	297,767	297,767
Subscription receivable	1,000	9,000
Accumulated deficit	(918,025)	(782,846)
Total stockholders’ deficit	(617,075)	(491,896)

Total Liabilities and Stockholders’ Deficit	$3,919	$1,928

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	November 30, 2020	November 30, 2019

Revenue	$5,000	$-

Operating expenses:
General and administrative	20,375	35,978
Total operating expenses	20,375	35,978

Income (loss) from operations	(15,375)	(35,978)

Other expense:
Interest expense	11,500	4,207
Total other expenses	11,500	4,207

Net loss before income taxes	(31,874)	(40,185)
Income taxes	-	-

Net loss	$(31,874)	$(40,185)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	109,175,000	22,073,000

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended	For the three months ended
	November 30, 2020	November 30, 2019
Cash flows from operating activities:
Net Loss	$(31,874)	$(40,185)
Changes in net assets and liabilities
		-
Accounts payable and accrued expenses	(536)	495
Accrued interest	11,499	4,207
Cash used in operating activities:	(20,911)	(35,482)

Cash flows from financing activities:
Due to Harthorne Capital	10,566	-
Subscription receivable-Paid in Capital	5,000	1,000
Net proceeds from related party loans	1,472	28,763
Cash provided by financing activities	17,038	29,763

Change in cash	(3,873)	5,720
Cash- beginning of period	7,792	7,647
Cash-end of period	$3,919	$1,928

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited interim consolidated financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

For the Three Months Ended November 30, 2020 and 2019

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

The interim unaudited consolidated financial statements as of November 30, 2020, and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes filed with the SEC for the year ended August 31, 2020.

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

By expanding our portfolio of loans and other product offerings, we plan to grow and diversify our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology, and to leverage the widespread recognition of the BorrowMoney.com brand to effect this strategy.

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

Management Changes

On October 14, 2020, the Board of Directors of BorrowMoney.com, Inc. (the “Company”) accepted the resignation of Nancy Alario and Frank Micali as Directors of BorrowMoney.com, Inc. Alario and Micali decision to resign was not the result of any disagreement with the Company. The Company thanks Mr. Micali and Ms. Alario for their time of service and contributions.

Effective October 13, 2020, the Board of Directors of the Company appointed Houston Reid, age 32, as a director of the Company until the next regular meeting of shareholders or until her successor is elected and qualified.

Mr. Reid is President, and Chief Executive Officer of Monark Capital Group, an alternative lending firm, with over 50 million plus funded across all 50 states and Canada. Since founding the company in 2018, he has focused on leveraging Monark’s unique network to serve its customers and organizations in expanding profits through alternative financing. Through Houston’s leadership, the company has built a strong market share by leveraging technology and sound strategies to serve its customer base.

An 8-K was filed on October 14, 2020 reflecting these changes.

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

Results of Operations

Three Months ended November 30, 2020 as compared to November 30, 2019

The Company had $5,000 for the three-month periods ended November 30, 2020 and no revenue the same prior period ended November 30, 2019. Operating expenses for the three-month period ended November 30, 2020 were $25,375 compared to $35,978 for the prior three-month period ending November 30, 2019.

The company is in the process of rebranding and redeveloping its online presence and as such will continue to incur development expenses in the next 12 months.

Financial Position, Liquidity and Capital Resource

As of November 30, 2020, all cash loaned by the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. The company also has borrowed $10,566 from Harthorne Capital to reach its objectives. With this cash infusion, the Company has incurred no outstanding long-term obligations, other than the debt owed to Mr. Piscitello. Additionally, the Company anticipates offering shares of the company through a private offering of its securities to supplement its capital requirements. For the three months ended November 30, 2020 the company used $20,911 in operating activities and the Company was funded by net related party loans of $1,472.10, $10,566.00 from a Corporate Lender and 5,000 of subscriptions. The cash balance on November 30, 2020 was $3,919. All advances by Mr. Piscitello accrue interest at 8%. Interest expense of $11,500 and $4,207 for the three- month period ended November 30, 2020 and 2019 was the result of accruals related to the shareholder’s notes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Aldo Piscitello, who is the Company’s Principal Executive Officer and Andrew Trumbach, the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are, in fact, not effective.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period, Aldo Piscitello, who is the Company’s Principal Executive Officer and Andrew Trumbach, Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: February 2, 2021	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

