Form 10-K/A
period 2020-08-31
BorrowMoney.com, Inc.
filed 2021-04-16
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period            from           to

Commission file number 000-56175

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

On June 19, 2020, the Company’s board of directors unanimously approved a five-for-one split (the “Stock Split”) of the Company’s common stock approved by all shareholders. The effective date of this five-for-one split was October 23, 2020. No functional shares were issued in connection with the Stock Split The October 23, 2020 Stock Split resulted in an increase of 87,332,000 shares of our outstanding shares of common stock. The par value of the Company’s stock was also changed from $0.0001 to $0.001. The cusip number was changed to 100054204. The 2019 prior cusip number was 100054105.

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

We have generated $2,148 revenues for the year ending August 31, 2020 and no revenues for the year 2019.

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

Intellectual Property

We believe that our intellectual property rights are vital to our success. To protect our intellectual property rights in our brand, technology, products, improvements, and inventions, we rely on a combination of trademarks, trade secrets, patents and other laws, and contractual restrictions on disclosure, including confidentiality agreements with strategic partners, employees, consultants and other third parties. As new or improved proprietary technologies are developed or inventions are identified, we plan to seek patent protection in the United States and abroad, as appropriate.

Many of our services are offered under proprietary trademarks and service marks. We generally apply to register or secure by contract our principal trademarks and service marks as they are developed and used.

We reserve and register domain names when and where we deem appropriate, and we currently have over 30 registered domain names. We also have agreements with third parties that provide for the licensing of patented and proprietary technology used in our business.

From time to time, we may be subjected to legal proceedings and claims, or threatened legal proceedings or claims, including allegations of infringement of third-party trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, the use of litigation and other dispute resolution processes, such as Uniform Domain Name Dispute Resolution, may be necessary for us to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition, and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are currently located in a Fort Lauderdale, Florida. In addition, the Company also utilizes another office space in Fort Lauderdale Florida.

Item 3. Legal Proceedings

We are not currently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, and which would reasonably be likely to have a material adverse effect on our company.

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

The following table sets forth the high and low sale prices for the period from September 01, 2020 to February 28, 2021. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year	Period	High Sales Price	Low Sales Price
2020	First Quarter (Sep 01, 2020 to Nov 30, 2020)	$3.00	$0.38
2021	Second Quarter (Dec 01, 2020 to Feb 28, 2021	$3.00	$0.55

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

On September 3, 2019, the Company sold 10,000 shares of restricted common stock at $1.00 per share and has a subscription receivable of $4,000 related to that sale as of August 31, 2020.

Subsequent to August 31, 2020, the Company received $10,000 in consideration for the sale of 10,000 shares of restricted common stock.

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

Overview

BorrowMoney.com, Inc. operates what we believe to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. The Company offers borrowers “screened lenders” and takes steps to ensure the lenders trustworthiness and legitimacy. The Company provides institutional lenders with innovative digital solutions by offering fintech technologically advanced gathered leads through an exclusive proprietary platform. Our online marketplace provides consumers with access to product offerings from our Network Lenders, including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans and other related offerings. In addition, we offer tools and resources, including free credit scores that facilitate comparison shopping for these loans, deposits and other credit-based offerings. We seek to match consumers with multiple lenders, who can provide them with competing quotes for the product they are seeking.

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

(000’s)
Legal and Professional Fees	$50.0
Web Hosting Service, and Maintenance	8.0
Subcontracting Services	280.0
Office Expenses	5.0
IT Maintenance and Service	10.0
Domain Names Hosting. Service. and Maintenance	2.5
Website Development and Related Service	15.0
Licenses and Permits	3.5
Marketing and Advertising	50.0
Bank Charges and Credit Card Processing Fees	3.0
Rent	25.0
Dues and Subscriptions	7.5
Computer Expenses	5.0
Transfer and Recording Costs	10.0
Office Space Rent	22.0
Telephone Service	3.5
Total	$500.0

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

Results of Operations

The following table provides selected financial data about our Company as of August 31, 2020 and 2019.

Balance Sheet Date (000’s)	August 31, 2020	August 31, 2019

Cash	$7.8	$7.6
Total Assets	$7.8	$7.6
Total Liabilities	$598.0	$460.4
Stockholders’ Deficit	$(590.2)	$(452.7)
Working Capital Deficit	$(590.2)	$(452.7)

As of August 31, 2020, the Company’s cash balance was $7.8k compared to $7.6k as of August 31, 2019 and our total assets as of August 31, 2020 was $7.8k.

As of August 31, 2020, the Company had total liabilities of $598.0k compared with total liabilities of $460.4k as of August 31, 2019. The increase in total liabilities for the year ended August 31, 2020, was primarily the result of an increase in accrued interest and notes, due to related party.

We had $90.0k of cash used in operating activities for the year ended August 31, 2020, compared to $74.8k of cash used in operating activities for the year ended August 31, 2019.

We had $90.2k of cash provided by financing activities for the year ended August 31, 2020, compared to $77.3k of cash provided by financing activities for the year ended August 31, 2019. Cash provided by financing activities was primarily proceeds from related party loans.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Borrowmoney.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Borrowmoney.com, Inc (the Company) as of August 31, 2020, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020, and the results of its operations and its cash flow for the year ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. Our opinion is not modified with respect to that matter.

Accell Audit & Compliance, PA

We have served as the Company's auditor since 2021.

Tampa, Florida
April 14, 2021

3001 N. Rocky Point Dr. East, Suite 200 • Tampa, Florida 33607 • 813.367.3527

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Borrowmoney.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Borrowmoney.com, Inc. ("the Company") as of August 31, 2019 and the related statements of operations, stockholders' deficit, cash flows and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the years ended August 31, 2019. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The firm has served this client since December 2019.

/s/ L&L CPAS, PA

L&L CPAS, PA
Certified Public Accountants
Plantation, FL
The United States of America
January 28, 2020

BorrowMoney.com, Inc.

Balance Sheets

August 31, 2020

	August 31, 2020	August 31, 2019
Assets

Cash	$7,792	$7,647

Total current assets	7,792	7,647

Total Assets	$7,792	$7,647

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$24,449	$8,234
Accrued interest	81,797	44,566
Notes payable-related party, current portion	491,747	407,559
Total current liabilities	597,993	460,359

Total liabilities	597,993	460,359

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding at August 31, 2020 and 2019	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 21,833,000 and 21,823,000 shares issued and outstanding at August 31, 2020 and August 31, 2019, respectively.	2,183	2,182
Stock subscription receivable	(4,000)	-
Additional paid-in capital	297,767	287,768
Accumulated deficit	(886,151)	(742,662)
Total stockholders’ deficit	(590,201)	(452,712)

Total Liabilities and Stockholders’ Deficit	$7,792	$7,647

The accompanying notes to the financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Statements of Operations

	For the Year Ended	For the Year Ended
	August 31, 2020	August 31, 2019

Revenue	$2,148	$-

Operating expenses:

General and administrative	108,405	134,409
Total operating expenses	108,405	134,409

Loss from operations	(106,257)	(134,409)

Other income (expense):
Interest expense	(37,232)	(17,461)
Total other expenses	(37,232)	(17,461)

Net loss before income taxes	(143,489)	(151,870)

Income tax expense	-	-

Net loss	$(143,489)	$(151,870)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	21,833,000	21,823,000

The accompanying notes to the financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Statements of Changes in Stockholders’ Deficit

For the Years Ended August 31, 2020 and 2019

	Common Stock		Additional	Common		Total
		Common	Paid in	Stock	Accumulated	Stockholders’
	Shares	Stock	Capital	Subscribed	Deficit	Deficit

Balance at August 31, 2018	21,823,000	2,182	237,818	-	(590,792)	(350,792)
Share Based Compensation	-	-	49,950	-	-	49,950
Net Loss	-	-	-	-	(151,870)	(151,870)

Balance at August 31, 2019	21,823,000	2,182	287,768	-	(742,662)	(452,712)

Sale of common stock	10,000	1	9,999	(4,000)	-	6,000
Net Loss	-	-	-	-	(143,489)	(143,489)

Balance at August 31, 2020	21,833,000	2,183	297,767	(4,000)	(886,151)	(590,201)

The accompanying notes to the financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Statements of Cash Flows

	For the year ended	For the year ended
	August 31, 2020	August 31, 2019
Cash flows from operating activities:
Net Loss	$(143,489)	$(151,870
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	-	49,950
Changes in net assets and liabilities
Prepaid expenses	-	4,000
Accrued interest	37,231	-
Accounts payable and accrued expenses	16,215	23,096
Cash used in operating activities:	(90,043)	(74,824

Cash flows from financing activities:
Payments on related party loans	-	(61,000)
Proceeds from related party loans	84,188	138,339
Sale of common stock	6,000	-
Cash provided by financing activities	90,188	77,339

Net change in cash	145	2,515
Cash- beginning of period	7,647	5,132
Cash-end of period	$7,792	$7,647

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these financial statements

BORROWMONEY.COM, INC.

Notes to the Financial Statements

For the Years Ended August 31, 2020 and 2019

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

Going Concern - The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned $2,148 revenue for the year ended August 31, 2020 and $0 for the year ended August 31, 2019.

The Company is commencing operations to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of private offerings. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Accordingly, actual results could differ from those estimates.

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on August 31, 2020 and 2019.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal years ended August 31, 2020 and 2019 there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Loss Per Common Share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2020 and 2019 there were 50,000 warrants and no potentially dilutive securities outstanding, respectively, all of which were excluded from loss per share calculation due to their anti-dilutive effect.

Related Party Transactions - The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement

Recently issued accounting pronouncements – The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related party debt consists of the following as of August 31, 2020 and 2019, respectively:

	Year Ended	Year Ended
	August 31, 2020	August 31, 2019
Note payable to related party bearing interest at 8% in 2020 and 4% prior to 2019. Balance at beginning of year	$407,559	$330,220
Proceeds	84,188	138,339
Repayments	-	(61,000)
Balance at end of year	491,747	407,559
Less current portion	(491,747)	(407,559)
Due after one year	$-	$-

 In connection with the note, the Company has an accrued interest obligation as of August 31, 2020 and August 31, 2019 of $81,797 and $44,566, respectively. As of August 31, 2020, and 2019, the outstanding principal balance was $491,747 and $407,559,   respectively for the above note. At the beginning of the year ended 2020, The interest rate was changed from 4% to 8%.

The Company utilizes approximately 1,500 square feet of office space in 512 Bayshore Dr, Fort Lauderdale Florida. The space is owned by the President and is provided without charge to the Company. In addition, the Company utilizes approximately 1,200 square feet of office space at 4403 Peters Road, Fort Lauderdale, Florida which is provided without charge to the Company by the CFO.

NOTE 4 - EQUITY

Common Stock Warrants

In July 2019, the Company granted common stock warrants to purchase 50,000 shares of common stock to a service provider. The warrants have a 4.4-year term and an exercise price of $0.10 per share. The warrants are fully earned upon issuance and become exercisable on January 1, 2020. During the year ended August 31, 2019, the fair value of $49,950 was recorded as share-based compensation.

The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.38, Exercise price, $0.10, Term Remaining 2.3 years, Volatility 52.5%, Annual risk-free interest rate, 0.5%. At August 31, 2020 there was $14,200, in intrinsic value of outstanding stock warrants.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of August 31, 2020 and 2019.

Sale of Common Stock

On September 3, 2019, the Company sold 10,000 shares of restricted common stock at $1.00 per share and has a subscription receivable of $4,000 related to that sale as of August 31, 2020.

NOTE 5 – INCOME TAXES

The Company has approximately $765,000 as of August 31, 2020 in available net operating loss (NOL) carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2040.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

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

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the current and deferred provision at August 31, 2020 and 2019 were as follows:

Following is a summary of the components giving rise to the tax provision.

	August 31, 2020	August 31, 2019
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable:	-	-

Increase (decrease) in Deferred:
Federal	(30,000)	(18,000)
State	(6,400)	(4,000)
Total Deferred:	(36,400)	(22,000)
Less increase in allowance	36,400	22,000
Net deferred	-	-
Total income tax provision (benefit)	$36,400	$22,000

	August 31, 2020	August 31, 2019
Individual components giving rise to the deferred tax assets are as follows:
Futures tax benefit arising from net operating loss carryovers	$195,000	$171,000
Less valuation allowance	(195,000)	(171,000)
Net deferred	$-	$-

For the fiscal years ended August 31, 2020 and 2019, the valuation allowance increased primarily as a result of the increase in net operating losses. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

NOL Carryforwards and Other Matters

The Company files income tax returns in the U.S. federal jurisdiction and the state of Florida. The Company’s federal and state tax years for the 2018 fiscal year and forward are subject to examination by taxing authorities.

The Company did not have any unrecognized tax benefits as of August 31, 2020 and 2019. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The item accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year	For the Year
	Ended	Ended
	August 31, 2020	August 31, 2019
Income tax at federal statutory rate	(21.00)%	(21.00)%
State tax, net of federal effect	(4.46)%	(4.46)%
	(25.46)%	(25.46)%
Valuation allowance	25.46%	25.46%
Effective rate	0.00%	0.00%

NOTE 6 – SUBSEQUENT EVENTS

On June 19, 2020, the Company’s board of directors unanimously approved a five-for-one split (the “Stock Split”) of the Company’s common stock approved by all shareholders. The effective date of this five-for-one split was October 23, 2020. No functional shares were issued in connection with the Stock Split. If, as a result of the Stock Split, a stockholder would have been entitled to a fractional share, each fractional share was rounded up. The October 23, 2020 Stock Split resulted in an increase of 87,332,000 shares of our outstanding shares of common stock. The par value of the Company’s stock was also changed from $0.0001 to $0.001. The cusip number was changed to 100054204. The 2019 prior cusip number was 100054105.

Subsequent to August 31, 2020, and after the above mentioned stock split, the Company sold 10,000 shares of common stock for $1 per share. Proceeds of $10,000 have been received.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 2, 2021, the Company, with the recommendation and approval of the Board of Directors of the Company, engaged ACCELL AUDIT & COMPLIANCE, P.A. as its independent registered public accounting firm.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of August 31, 2020 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 21,833,000 shares outstanding as of August 31, 2020, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of August 31, 2020, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Name	Number of Common Stock Shares Beneficially Owned	Percent of Common Stock

Aldo Piscitello	100,000,000	91.65%
All of the officers and directors as a group (6 persons)	100,000,000	91.65%

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2020 and for fiscal year ended August 31, 2019 for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods are as follows:

	Accell Audit &
	Compliance P.A.		L& L CPAs. P.A.		Malone Bailey LLP
	August 31,		August 31,		August 31,
	2020	2019	2020	2019	2020	2019
Audit & Related Fees	14,000	-	25,000	25,500	12,500	19,500
Tax Fees					1,200	2,700
	14,000	-	25,000	25,500	13,700	22,200

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

BorrowMoney.com, Inc.

Dated: April 14th, 2021	By:	/s/ Aldo Piscitello
Aldo Piscitello
Chief Executive Officer and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1933, this registrant statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Aldo Piscitello	Chief Executive Officer,	April 14th, 2021
Aldo Piscitello	Chairman of Board of Directors

/s/ Andrew. Trumbach	CFO, Director	April 14th, 2021
Andrew Trumbach

/s/ Svetlana Coliban	Director	April 14th, 2021
Svetlana Coliban

/s/ Robert Carrington	Director	April 14th, 2021
Robert Carrington

EXHIBIT INDEX

Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	File No.
3.1	Articles of Incorporation of Sports.Com, Inc.		S-1/A	3.1	333-208854
3.2	Articles of Amendment to Articles of Incorporation changing the name of the Company to Lumigene Corporation		S-1/A	3.2	333-208854
3.3	Articles of Amendment to Articles of Incorporation changing the name of the Company to IBMS, Inc.		S-1/A	3.4	333-208854
3.4	Articles of Amendment to Articles of Incorporation changing the name of the Company to Horizon Group Holdings, Inc.		S-1/A	3.3	333-208854
2.5	Articles of Amendment to Articles of Incorporation changing the name of the Company to BorrowMoney.com, Inc.		S-1/A	3.5	333-208854
2.6	Amended Bylaws		S-1/A	3.6	333-208854
10.1	Line of Credit Promissory Note in the amount of $500,000 payable to Aldo Piscitello dated March 21, 2013		S-1/A	10.1	333-208854
10.2	Written Description by E-Wiz Solutions, Inc.		S-1/A	10.2	333-208854
10.3	Demand Note payable to Aldo Piscitello dated March 1, 2017		S-1/A	10.3	333-208854
10.4*	Form of Service Warrants (July 2019)	X
10.5*	Form of Subscription Agreement (September 2019)	X
14.1*	Code of Ethics	X
21.1	Subsidiaries		S-1/A	21.1	333-208854
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

