Form 10-K/A
period 2020-08-31
BorrowMoney.com, Inc.
filed 2021-04-19
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

Borrowmoney.com Inc. (the “Company”) needed to amend this Annual Report on Form 10-K for the year ended August 31, 2020, because of delays in completing its audited financial statements. These delays have arisen because management had changed over to a new CPA there were some delays in the auditor completing the financial statements due to health reasons.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BorrowMoney.com, Inc.

Dated: April 19th, 2021	By:	/s/ Aldo Piscitello
Aldo Piscitello
Chief Executive Officer and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1933, this registrant statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Aldo Piscitello	Chief Executive Officer,	April 19th, 2021
Aldo Piscitello	Chairman of Board of Directors

/s/ Andrew. Trumbach	CFO, Director	April 19th, 2021
Andrew Trumbach

/s/ Svetlana Coliban	Director	April 19th, 2021
Svetlana Coliban

/s/ Robert Carrington	Director	April 19th, 2021
Robert Carrington

EXHIBIT INDEX

Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	File No.
3.1	Articles of Incorporation of Sports.Com, Inc.		S-1/A	3.1	333-208854
3.2	Articles of Amendment to Articles of Incorporation changing the name of the Company to Lumigene Corporation		S-1/A	3.2	333-208854
3.3	Articles of Amendment to Articles of Incorporation changing the name of the Company to IBMS, Inc.		S-1/A	3.4	333-208854
3.4	Articles of Amendment to Articles of Incorporation changing the name of the Company to Horizon Group Holdings, Inc.		S-1/A	3.3	333-208854
2.5	Articles of Amendment to Articles of Incorporation changing the name of the Company to BorrowMoney.com, Inc.		S-1/A	3.5	333-208854
2.6	Amended Bylaws		S-1/A	3.6	333-208854
10.1	Line of Credit Promissory Note in the amount of $500,000 payable to Aldo Piscitello dated March 21, 2013		S-1/A	10.1	333-208854
10.2	Written Description by E-Wiz Solutions, Inc.		S-1/A	10.2	333-208854
10.3	Demand Note payable to Aldo Piscitello dated March 1, 2017		S-1/A	10.3	333-208854
10.4****	Form of Service Warrants (July 2019)		10-K/A	10.4	000-56175
10.5****	Form of Subscription Agreement (September 2019)		10-K/A	10.5	000-56175
14.1****	Code of Ethics		10-K/A	14.1	000-56175
21.1	Subsidiaries		S-1/A	21.1	333-208854
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

**** Previously filed.