Form 10-Q/A
period 2020-11-30
BorrowMoney.com, Inc.
filed 2021-05-06
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

On June 19, 2020, the Company’s board of directors unanimously approved a five-for-one split (the “Stock Split”) of the Company’s common stock approved by all shareholders. The effective date of this five-for-one split was October 23, 2020. No functional shares were issued in connection with the Stock Split, The October 23, 2020 Stock Split resulted in an increase of 87,332,000 shares of our outstanding shares of common stock. The par value of the Company’s stock was also changed from $0.0001 to $0.001. The cusip number was changed to 100054204. The 2019 prior cusip number was 100054105.

BORROWMONEY.COM, INC.

2 | Page

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Balance Sheets

	“Unaudited”
	November 30, 2020	August 31, 2020
Assets

Cash	$3,919	$7,792

Total current assets	3,919	7,792

Total Assets	$3,919	$7,792

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$23,912	$24,449
Accrued interest	93,296	81,797
Loan payable	10,566	-
Advances-related party, current portion	5,454	-
Notes payable-related party, current portion	487,222	491,747
Total current liabilities	620,450	597,993

Total liabilities	620,450	597,993

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized. No shares issued and outstanding on November 30, 2020 and August 31, 2020	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized. 109,175,000 and 109,165,000 shares issued and outstanding on November 30, 2020 and August 31, 2020, respectively.	109,175	109,165
Stock subscription receivable	(4,000)	(4,000)
Additional paid-in capital	200,775	190,785
Accumulated deficit	(922,481)	(886,151)
Total stockholders’ deficit	(616,531)	(590,201)

Total Liabilities and Stockholders’ Deficit	$3,919	$7,792

See notes to unaudited interim financial statements

3 | Page

BorrowMoney.com, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	November 30, 2020	November 30, 2019

Revenue	$-	$-

Operating expenses:
General and administrative	24,831	40,014
Total operating expenses	24,831	40,014

Income (loss) from operations	(24,831)	(40,014)

Other expense:
Interest expense	11,499	4,207
Total other expenses	11,499	4,207

Net loss before income taxes	(36,330)	(44,221)
Income taxes	-	-

Net loss	$(36,330)	$(44,221)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	109,169,176	109,163,350

See notes to unaudited interim financial statements

4 | Page

BorrowMoney.com, Inc.

Statements of Changes in Stockholders’ Deficit

For the Periods Ended November 30, 2020 and November 30, 2019

(Unaudited)

	Common Stock		Additional Paid In	Subscription	Accumulated	Total Stockholders’
	Shares	Common Stock	Capital	Receivable	Deficit	Deficit

Balance at August 31, 2019	109,115,000	$109,115	$180,835	$-	$(742,662)	$(452,712)
Shares issued for cash	50,000	50	9,950	(9,000)	-	1,000
Net loss	-	-	-	-	(44,221)	(44,221)
Balance at November 30, 2019	109,165,000	$109,165	$190,785	$(9,000)	$(786,883)	$(495,933)

Balance at August 31, 2020	109,165,000	$109,165	$190,785	$(4,000)	$(886,151)	$(590,201)
Shares issued for cash	10,000	10	9,990	-	-	10,000
Net loss	-	-	-	-	(36,330)	(36,330)
Balance at November 30, 2020	109,175,000	$109,175	$200,775	$(4,000)	$(922,481)	$(616,531)

See notes to unaudited interim financial statements

5 | Page

BorrowMoney.com, Inc.

Statements of Cash Flows

(unaudited)

	For the three months ended	For the three months ended
	November 30, 2020	November 30, 2019
Cash flows from operating activities:
Net Loss	$(36,330)	$(44,221)
Changes in net assets and liabilities

Accounts payable and accrued expenses	(537)	4,795
Accrued interest	11,499	4,207
Cash used in operating activities:	(25,368)	(35,219)

Cash flows from financing activities:
Proceeds from loan payable	10,566	-
Proceeds from sale of common stock	10,000	1,000
Advances-related party	5,454
Payments on notes payable related party	(4,525)	28,500
Cash provided by financing activities	21,495	29,500

Change in cash	(3,873)	(5,719)
Cash- beginning of period	7,792	7,647
Cash-end of period	$3,919	$1,928

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing and investing activities:
Expenses paid directly by officers on behalf of company	$2,861	$4,300

See notes to unaudited interim financial statements

6 | Page

BORROWMONEY.COM, INC.

Notes to the Financial Statements

November 30, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

On April 28, 2015, Horizon Group Holding, Inc., a Florida corporation, entered into a Share Exchange Agreement (the “Agreement”) with BorrowMoney.com Inc., a New York Corporation (“BMNY”), pursuant to which BMNY would become a wholly owned subsidiary of Horizon Group Holding, Inc. The share exchange was accounted for as a reverse acquisition with BMNY being treated as the acquiring company for accounting purposes. Pursuant to the agreement, the Horizon Group Holding, Inc. changed its name to BorrowMoney.com, Inc. (BMFL) (the “Company”).

In connection with the Agreement, the Company acquired 100% of the issued shares of BMNY, Inc., in a share exchange where 10,000 shares of the Company were issued to the shareholders of BMNY in exchange for each share of BMNY for a total issuance of 20,000,000 common shares.

Borrowmoney.com, Inc. (“BMFL”)provides an internet-based platform that can match mortgage and loan providers with prospective borrowers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The interim unaudited financial statements as of November 30, 2020, and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes filed with the SEC for the year ended August 31, 2020.

Going Concern - The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned limited revenue since inception and lacks any significant operational history. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

7 | Page

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on November 30, and August 31, 2020.

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

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and notes payable. Management estimates that the fair value of the note payable does not differ materially from the aggregate carrying value of these financial instruments recorded (at cost) in the accompanying balance sheets. We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, payables, and debt. The carrying value of cash and payables, approximate their fair values due to their short-term nature. Considerable judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

8 | Page

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

Revenue Recognition - Revenue Recognition Standard, ASC 606 is used by the Company to recognize revenue. ASC 606 standards were jointly issued by the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB). The five conditions of ASC 606 applied to revenue are: 1. Identify the contract with the customer; 2. Identify the performance obligations in the contract; 3. Determine the transaction price; 4. Allocate the transaction price to separate performance obligations; and 5. Recognize revenue as each performance obligation is satisfied.

The Company derives its revenues primarily from the sale of leads and commissions on loans that are funded. Revenues are recognized when the leads are transferred to its customers and/or when a commission is paid on the funding of a loan. The Company also derives revenue from advertisement placement on the company’s website.

Stock-Based Awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant- date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No awards were granted for the three months ended November 30, 2020.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of November 30, 2020 the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

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

9 | Page

Loss Per Common Share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2020 there were 50,000 warrants and no potentially dilutive securities outstanding, respectively, all of which were excluded from loss per share calculation due to their anti-dilutive effect.

Recently Issued Accounting Pronouncements – In February 2016, the Financial Accounting Standard Board (FASB) issued Auditing Standards Update No. 2016-02, “Leases”. Under this new guidance, leases (including lessees under leases classified as finance lease, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company has adopted the new guidance effective September 1, 2019: however, there is no impact to the financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

10 | Page

Related party debt consists of the following as of November 30, 2020 and August 31, 2020, respectively:

	Three Months Ended November 30, 2020	Year Ended August 31, 2020
Note payable to a related party, unsecured, bearing interest at 8% Balance at beginning of period	$491,747	$407,559
Payment to related party loans	(4,525)	-
Advances received	-	84,188
Balance at end of period	487,222	491,747
Less current portion	(487,222)	(491,747)
Due after one year	$-	$-

In connection with the note, the Company has an accrued interest obligation as of November 30, 2020 and August 31, 2020 of $93,296 and $81,797, respectively. The note is due on September 1, 2021 and accrues interest at 8%.

The Company utilizes approximately 1,200 square feet of office space Plantation FL. There is an annual lease agreement with an option for a 5-year renewal. In addition, the company utilizes a small office space in Fort Lauderdale, Florida which is also provided without charge to the Company by the President.

As of November 30, 2020 the Company owes officers of the Company $5,454 related to advances made to the company.

NOTE 4 - EQUITY

Common Stock Warrants

In July 2019, the Company granted common stock warrants to purchase 50,000 shares of common stock to a service provider. The warrants have a 4.4-year term and an exercise price of $0.10 per share. The warrants are fully earned upon issuance and became exercisable on January 1, 2020. During the year ended August 31, 2019, the fair value of $49,950 was recorded as share-based compensation.

The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price at the time of transaction, $0.38, Exercise price, $0.10, Volatility 52.5%, Annual risk-free interest rate, 0.5%. At November 30, 2020 there was $145,050, in intrinsic value of outstanding stock warrants.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of November 30, 2020.

Sale of Common Stock

On October 12, 2020, the Company sold 10,000 shares of restricted common stock at $1.00 per share.

11 | Page

NOTE 5 – INCOME TAXES

The Company has approximately $765,000 as of November 30, 2020 in available net operating loss (NOL) carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2040.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through April 29, 2021, the date the financial statement were available to be issued. There are no subsequent events to report.

12 | Page

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

Overview

BorrowMoney.com, Inc. was incorporated in the state of Florida on January 27, 2000, originally known as Sports.com, Inc. Since its inception and up until May 4, 2015, the Company has undergone several name changes, the last being BorrowMoney.com, Inc. On May 4, 2015, the Company became BorrowMoney.com, Inc. Simultaneously, it completed a share exchange with all the shareholders of BorrowMoney.com, Inc., (“BMNY” a New York corporation where 100% of the issued and outstanding shares of the Corporation were exchanged for shares in Borrowmoney.com, Inc a Florida Corporation (“BMFL”). Unless the context otherwise requires, all references to the “Company,” “we,” “our” “Borrowmoney” or “us” and other similar terms collectively means BorrowMoney.com, Inc.

BMFL operates what we believe to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. Our online marketplace provides consumers with access to product offerings from our network lenders, including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans and other related offerings. In addition, we offer tools and resources, including free credit scores, that facilitate comparison shopping for these loans, deposits, and other credit-based offerings. We seek to match consumers with multiple lenders, who can provide them with competing quotes for the product they are seeking.

We also serve as a valued partner to lenders seeking an efficient, scalable, and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these lenders.

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

13 | Page

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

Management Changes

On October 14, 2020, the Board of Directors of BorrowMoney.com, Inc. (the “Company”) accepted the resignation of Nancy Alario and Frank Micali as Directors of BorrowMoney.com, Inc. Alario and Micali’s decision to resign was not the result of any disagreement with the Company. The Company thanks Mr. Micali and Ms. Alario for their time of service and contributions.

Effective October 13, 2020, the Board of Directors of the Company appointed Houston Reid, age 32, as a director of the Company until the next regular meeting of shareholders, or until his successor is elected and qualified.

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

14 | Page

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

15 | Page

Results of Operations

Three Months ended November 30, 2020 as compared to November 30, 2019

The Company had no revenue for the three-month periods ended November 30, 2020 and 2019, respectively. Total expenses for the three-month period ended November 30, 2020 were $36,330 compared to $44,221 for the prior three-month period ending November 30, 2019.

Financial Position, Liquidity and Capital Resource

As of November 30, 2020, all cash loaned to the Company to pay its operating and development expenses has been furnished by its founder and President, Aldo Piscitello. The company also has borrowed $10,566 from Harthorne Capital to reach its objectives. For the three months ended November 30, 2020 the company used $25,368 in operating activities and the Company was funded by net related party loans of $929, $10,566 from a Corporate Lender, and 10,000 sale of stock. The cash balance on November 30, 2020 was $3,919. All advances by Mr. Piscitello accrue interest at 8%. Interest expense of $11,499 and $4,207 for the three-month period ended November 30, 2020 and 2019 was the result of accruals related to the shareholder’s notes.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Because we have suffered recurring losses from operations and negative operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on Management’s plans, which include potential asset acquisitions, mergers, or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Aldo Piscitello, who is the Company’s Principal Executive Officer and Andrew Trumbach, the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are effective.

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

16 | Page

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

17 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BorrowMoney.com, Inc.
a Florida corporation

Dated: May 1, 2021	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, and Chairman of Board of Directors

18 | Page