Form 10-Q/A
period 2020-11-30
BorrowMoney.com, Inc.
filed 2021-05-07
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarter ended November 30, 2020 of BorrowMoney.com, Inc. (the “Company”) filed with the Securities and Exchange Commission on May 6, 2021 (the “Form 10-Q/A”) is to furnish Exhibits 101 to the Form 10-Q/A in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q/A. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q/A, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q/A.

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: May 7, 2021	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, and Chairman of Board of Directors