Form 10-Q
period 2021-02-28
BorrowMoney.com, Inc.
filed 2021-05-17
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [ X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

BORROWMONEY.COM, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Balance Sheets

“Unaudited”

	February 28, 2021	August 31, 2020
Assets

Cash	$819	$7,792

Total current assets	819	7,792

Total Assets	$819	$7,792

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$21,951	$24,449
Accrued interest	104,837	81,797
Line of credit	10,779	-
Advances-related party, current portion	12,478	-
Notes payable-related party, current portion	478,884	491,747
Total current liabilities	628,929	597,993

Total liabilities	628,929	597,993

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized. No shares issued and outstanding on February 28, 2021 and August 31, 2020	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized. 109,175,000 and 109,165,000 shares issued and outstanding on February 28, 2021 and August 31, 2020, respectively.	109,175	109,165
Stock subscription receivable	(4,000)	(4,000)
Additional paid-in capital	200,775	190,785
Accumulated deficit	(934,060)	(886,151)
Total stockholders’ deficit	(628,110)	(590,201)

Total Liabilities and Stockholders’ Deficit	$819	$7,792

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Revenue	$3,000	$14,622	$3,000	$14,622

Operating expenses:
General and administrative	10,750	37,823	35,580	77,837
Total operating expenses	10,750	37,823	35,580	77,837

Loss from operations	(7,750)	(23,201)	(32,580)	(63,215)

Other expense:
Interest expense	(3,829)	4,526	(15,329)	(8,733)
Total other expenses	(3,829)	4,526	(15,329)	(8,733)

Net loss before income taxes	(11,579)	(27,727)	(47,909)	(71,948)
Income taxes	-	-	-	-

Net loss	$(11,579)	$(27,727)	$(47,909)	$(71,948)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	109,175,000	109,165,000	109,172,072	109,164,175

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Changes in Stockholders’ Deficit

For the Periods Ended February 28, 2021 and February 29, 2020

(Unaudited)

	Common Stock		Additional			Total
	Shares	Common Stock	Paid In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Deficit

Balance at August 31, 2020	109,165,000	$109,165	$190,785	$(4,000)	$(886,151)	$(590,201)
Shares issued for cash	10,000	10	9,990	-	-	10,000
Net loss	-	-	-	-	(36,330)	(36,330)
Balance at November 30, 2020	109,175,000	109,175	200,775	(4,000)	(922,481)	(616,531)
Net loss	-	-	-	-	(11,579)	(11,579)
Balance at February 28, 2021	109,175,000	$109,175	$200,775	$(4,000)	$(934,060)	$(628,110)

Balance at August 31, 2019	109,115,000	$109,115	$180,835	$-	$(742,662)	$(452,712)
Shares issued for cash	50,000	50	9,950	(9,000)	-	1,000
Net loss	-	-	-	-	(44,221)	(44,221)
Balance at November 30, 2019	109,165,000	109,165	190,785	(9,000)	(786,883)	(495,933)
Stock subscription paid	-	-	-	5,000	-	5,000
Net loss	-	-	-	-	(27,727)	(27,727)
Balance at February 29, 2020	109,165,000	$109,165	$190,785	$(4,000)	$(814,610)	$(518,660)

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Cash Flows

(unaudited)

	For the six months ended	For the six months ended
	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net Loss	$(47,909)	$(71,948)
Changes in net assets and liabilities
Accounts payable and accrued expenses	(2,498)	14,842
Accrued interest	23,040	8,733
Cash used in operating activities:	(27,367)	(48,373)

Cash flows from financing activities:
Proceeds from line of credit	10,779	-
Proceeds from sale of common stock	10,000	6,000
Advances-related party	12,478	47,900
Payments on notes payable related party	(12,863)	(4,500)
Cash provided by financing activities	20,394	49,400

Change in cash	(6,973)	1,027
Cash- beginning of period	7,792	7,647
Cash-end of period	$819	$8,674

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash financing and investing activities:
Expenses paid directly by officers on behalf of company	$-	$4,300

See notes to unaudited interim financial statements

BORROWMONEY.COM, INC.

Notes to the Financial Statements

February 28, 2021

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

Borrowmoney.com, Inc. (“BMFL”) provides an internet-based platform that can match mortgage and loan providers with prospective borrowers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The interim unaudited financial statements as of February 28, 2021, and for the three and six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes filed with the SEC for the year ended August 31, 2020.

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on February 28, 2021 and August 31, 2020.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal year ended August 31, 2020 and the interim period ended February 28, 2021 there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Stock-Based Awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant- date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No awards were granted for the three and six months ended February 28, 2021.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of February 28, 2021 the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

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

Loss Per Common Share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 28, 2021 there were 50,000 warrants and no potentially dilutive securities outstanding.

Recently Issued Accounting Pronouncements – In February 2016, the Financial Accounting Standard Board (FASB) Adopted Auditing Standards Update No. 2016-02, “Leases”. Under this new guidance, leases (including lessees under leases classified as finance lease, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company has adopted the new guidance effective September 1, 2019 and made the policy election not to apply the recognition provisions to short term leases: however, there is no impact to the financial statements.

NOTE 3 – DEBT

The Company has a line of credit agreement with Harthorne Capital of $75,000. There were $10,779 borrowings against the line at February 28, 2021. The line bears interest at 8% per annum. The principal and interest are due and payable on or before November 25, 2021.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

Related party debt consists of the following as of February 28, 2021 and August 31, 2020, respectively:

	Three Months Ended	Year Ended
	February 28, 2021	August 31, 2020
Note payable to a related party, unsecured, bearing interest at 8% Balance at beginning of period	$491,747	$407,559
Payment on related party loans	(12,863)	-
Advances received	-	84,188
Balance at end of period	478,884	491,747
Less current portion	478,884	(491,747)
Due after one year	$-	$-

In connection with the note, the Company has an accrued interest obligation as of February 28, 2021 and August 31, 2020 of $104,837 and $81,797, respectively. The note is due on September 1, 2021 and accrues interest at 8%.

The Company utilizes approximately 1,200 square feet of office space Plantation FL. There is an annual lease agreement with an option for a 5-year renewal. In addition, the company utilizes a small office space in Fort Lauderdale, Florida which is also provided without charge to the Company by the President.

As of February 28, 2021, the Company owes officers of the Company $12,478 related to advances made to the company.

NOTE 5 - EQUITY

Common Stock Warrants - In July 2019, the Company granted common stock warrants to purchase 50,000 shares of common stock to a service provider. The warrants have a 4.4-year term and an exercise price of $0.10 per share. The warrants are fully earned upon issuance and became exercisable on January 1, 2020. During the year ended August 31, 2019, the fair value of $49,950 was recorded as share-based compensation.

The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price at the time of transaction, $1.00, Exercise price, $0.10, Volatility 52.5%, Annual risk-free interest rate, 0.5%. At February 28, 2021 there was $45,050, in intrinsic value of outstanding stock warrants.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of February 28, 2021.

Sale of Common Stock - The Company had no sale of shares during the quarter ending February 28, 2021.

NOTE 6 – INCOME TAXES

The Company has approximately $765,000 in available net operating loss (NOL) carryovers as of February 28, 2021 available to reduce future income taxes. These carryovers expire at various dates through the year 2040.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through May 10, 2021, the date the financial statements were available to be issued. There are no subsequent events to report

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Management Changes

Effective April 21, 2021, the Board of Directors of the Company appointed Houston Reid, age 33, to Chief Operating Officer (COO) of the Company until the next regular meeting of shareholders or until his successor is elected and qualified. He shall also continue to serve as a Director of Borrowmoney.com, Inc.

An 8-K was filed on April 21, 2021 reflecting these changes.

Plan of Operations

Our plans for the next 12 months are:

We have completed out technology platform and in the process of relaunching the website. We are now entering our operational phase which includes contracting with mortgage and personal loan lenders for geographic areas using ZIP Codes. In addition to expanding our network of lenders over the next 12 months, we intend to continue optimizing and enhancing our Internet-based platform to focus on lead generation and generating additional revenues for our marketplace services. Our mission is to be the premier loan lead generation company. The budget for the next 12 months is estimated to be $500k which is expected to come from friends, family, and officers. A breakdown of the estimated cost for our next 12 months of operation are as follows:

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

Results of Operations

Three Months ended February 28, 2021 as compared to February 29, 2020

The Company had $3,000 in revenues for the three-month periods ended February 28, 2021 and $14,622 for February 29, 2020, respectively. Revenues in the three-month period ended February 28, 2021 was a commission earned on a loan and in 2020 was for promotional services to a related party.

Operating expenses for the three-month period ended February 28, 2021 were $10,750 compared to $37,823 for the three-month period ending February 28, 2020.

Six Months ended February 28, 2021 as compared to February 29, 2020

The Company had $3,000 in revenues for the six-month periods ended February 28, 2021 and $14,622 for February 29, 2020, respectively. Revenues in the six-month period ended February 28, 2021 was a commission earned on a loan and in 2020 as for promotional services to a related party.

Total operating expenses for the six-month period ended February 28, 2021 were $35,580 compared to $77,837 for the six-month period ending February 29, 2020.

Financial Position, Liquidity and Capital Resources

As of February 28, 2021, the Company has paid its operating and development expenses with borrowings from a $75,000 line of credit from a lender as well as from loans by its shareholder and officers. Additionally, the Company anticipates offering shares of the Company through a private offering of its securities to supplement its capital requirements. For the six months ended February 28, 2021, the company used $27,367 in operating. The cash balance at February 28, 2021 was $819. All advances by Mr. Piscitello accrue interest at 8% and are due on demand. At February 28, 2021 we have a working capital deficiency of ($628,110). Interest expense of $15,329 and $8,733 for the six-month period ended February 28, 2021 and February 28, 2020, respectively was the result of accruals related to Mr. Piscitello’ s advances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 229.10(f) (1) of Regulation S-K, we are not required to provide the information required by this Item. We have chosen to disclose, however, that we have not engaged in any transactions, issued, or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period, Aldo Piscitello, who is the Company’s Principal Executive Officer and Andrew Trumbach, the Principal Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

BorrowMoney.com, Inc. a Florida corporation

Dated: May 17, 2021	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, and Chairman of Board of Directors

