Form 10-Q
period 2021-05-31
BorrowMoney.com, Inc.
filed 2021-07-20
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

BORROWMONEY.COM, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Balance Sheets

	Unaudited May 31, 2021	August 31, 2020
Assets

Cash	$206	$7,792

Total current assets	206	7,792

Total Assets	$206	$7,792

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$18,459	$24,449
Accrued interest	114,533	81,797
Line of credit	10,996	-
Note payable	68,671	-
Advances-related party, current portion	25,977	-
Notes payable-related party, current portion	481,335	491,747
Total current liabilities	719,971	597,993

Total liabilities	719,971	597,993

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized. No shares issued and outstanding on May 31, 2021 and August 31, 2020	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized. 109,175,000 and 109,165,000 shares issued and outstanding on May 31, 2021 and August 31, 2020, respectively.	109,175	109,165
Stock subscription receivable	(4,000)	(4,000)
Additional paid-in capital	200,775	190,785
Accumulated deficit	(1,025,715)	(886,151)
Total stockholders’ deficit	(719,765)	(590,201)

Total Liabilities and Stockholders’ Deficit	$206	$7,792

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020

Revenue	$-	$5,850	$3,000	$20,472

Operating expenses:
General and administrative	81,712	20,152	117,292	97,989
Total operating expenses	81,712	20,152	117,292	97,989

Loss from operations	(81,712)	(14,302)	(114,292)	(77,517)

Other expense:
Interest expense	(9,943)	(4,634)	(25,272)	(13,367)
Total other expenses	(9,943)	(4,634)	(25,272)	(13,367)

Net loss before income taxes	(91,655)	(18,936)	(139,564)	(90,884)
Income taxes	-	-	-	-

Net loss	$(91,655)	$(18,936)	$(139,564)	$(90,884)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	109,175,000	109,165,000	109,173,059	109,164,455

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Changes in Stockholders’ Deficit

For the Periods Ended May 31, 2021, and 2020

(Unaudited)

	Common Stock		Additional			Total
	Shares	Common Stock	Paid In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Deficit

Balance at August 31, 2020	109,165,000	$109,165	$190,785	$(4,000)	$(886,151)	$(590,201)

Shares issued for cash	10,000	10	9,990	-	-	10,000

Net loss	-	-	-	-	(36,330)	(36,330)

Balance at November 30, 2020	109,175,000	109,175	200,775	(4,000)	(922,481)	(616,531)

Net loss	-	-	-	-	(11,579)	(11,579)

Balance at February 28, 2021	109,175,000	109,175	200,775	(4,000)	(934,060)	(628,110)

Net loss	-	-	-	-	(91,655)	(91,655)

Balance at May 31, 2021	109,175,000	$109,175	$200,775	$(4,000)	$(1,025,715)	$(719,765)

Balance at August 31, 2019	109,115,000	$109,115	$180,835	$-	$(742,662)	$(452,712)
Shares issued for cash	50,000	50	9,950	(9,000)	-	1,000
Net loss	-		-		(44,221)	(44,221)

Balance at November 30, 2019	109,165,000	109,165	190,785	(9,000)	(786,883)	(495,933)
Stock subscription paid	-	-	-	5,000	-	5,000
Net loss	-	-	-	-	(27,727)	(27,727)

Balance at February 29, 2020	109,165,000	109,165	190,785	(4,000)	(814,610)	(518,660)

Net loss	-	-	-	-	(18,936)	(18,936)

Balance at May 31, 2020	109,165,000	$109,165	$190,785	$(4,000)	$(833,546)	$(537,596)

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Cash Flows

(Unaudited)

	For the nine months ended	For the nine months ended
	May 31, 2021	May 31, 2020
Cash flows from operating activities:
Net Loss	$(139,564)	$(90,884)
Changes in net assets and liabilities
Prepaid expenses		(5,000)
Accounts payable and accrued expenses	(5,990)	20,568
Accrued interest	32,736	13,367
Cash used in operating activities:	(112,818)	(61,949)

Cash flows from financing activities:
Proceeds from line of credit	10,996	-
Proceeds from sale of common stock	10,000	6,000
Proceeds from note payable	68,671	-
Advances-related party	25,977	70,900
Payments on notes payable related party	(10,412)	(17,500))
Cash provided by financing activities	105,232	59,400

Change in cash	(7,586)	(2,549)
Cash- beginning of period	7,792	7,647
Cash-end of period	$206	$5,098

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash financing and investing activities:
Expenses paid directly by officers on behalf of company	$18,430	$4,300

See notes to unaudited interim financial statements

BORROWMONEY.COM, INC.

Notes to the Financial Statements

May 31, 2021

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

The interim unaudited financial statements as of May 31, 2021, and for the three and nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes filed with the SEC for the year ended August 31, 2020.

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on May 31, 2021 and May 31, 2020.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal year ended August 31, 2020, and the interim period ended May 31, 2021, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Stock-Based Awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant- date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No awards were granted for the three and nine months ended May 31, 2021.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of May 31, 2021, the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

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

Loss Per Common Share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2021, there were 50,000 warrants and no potentially dilutive securities outstanding.

Recently Issued Accounting Pronouncements – In February 2016, the Financial Accounting Standard Board (FASB) Adopted Auditing Standards Update No. 2016-02, “Leases”. Under this new guidance, leases (including lessees under leases classified as finance lease, which are to be classified based on criteria similar to that applicable to capital leases under current guidance, and leases classified as operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Under current guidance, operating leases are not recognized on the balance sheet. However, the new guidance permits companies to make an accounting policy election not to apply the recognition provisions of the new guidance to short term (leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). If this election is made, lease payments under short term leases will be recognized on a straight-line basis over the lease term. The Company has adopted the new guidance effective September 1, 2019, and made the policy election not to apply the recognition provisions to short term leases: however, there is no impact to the financial statements.

NOTE 3 – DEBT

The Company has a line of credit agreement with Harthorne Capital of $75,000. There were $10,996 borrowings against the line on May 31, 2021. The line bears interest at 8% per annum. The principal and interest are due and payable on or before November 25, 2021. The company also received $68,671 from Alejandro Thermiotis advanced under a note payable.

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

Related party debt consists of the following as of May 31, 2021, and August 31, 2020, respectively:

	Nine Months Ended	Year Ended
	May 31, 2021	August 31, 2020
Note payable to a related party, unsecured, bearing interest at 8% Balance at beginning of period	$491,747	$407,559
Payment on related party loans	(14,449)
Advances received	30,014	84,188
Balance at end of period	507,312	491,747
Less current portion	507,312	(491,747)
Due after one year	$-	$-

In connection with the note, the Company has an accrued interest obligation as of May31, 2021 and August 31, 2020, of $114,533 and $81,797, respectively. The note is due on September 1, 2021 and accrues interest at 8%.

The Company utilizes approximately 1,200 square feet of office space Plantation FL. There is an annual lease agreement with an option for a 5-year renewal. In addition, the company utilizes a small office space in Fort Lauderdale, Florida which is also provided without charge to the Company by the President.

As of May 31, 2021, the Company owes officers of the Company $25,977 related to advances made to the company.

As of May 31, 2021, the company also paid $27,000 and in addition, accrued $9,000 in consulting fees to its officers.

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

The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price at the time of transaction, $1.00, Exercise price, $0.10, Volatility 52.5%, Annual risk-free interest rate, 0.5%. On May 31, 2021, there was $45,000, in intrinsic value of outstanding stock warrants.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of May 31, 2021.

Sale of Common Stock - The Company had no sale of shares during the quarter ending May 31, 2021.

NOTE 6 – INCOME TAXES

The Company has approximately $765,000 in available net operating loss (NOL) carryovers as of May 31, 2021, available to reduce future income taxes. These carryovers expire at various dates through the year 2040.

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

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets on August 31, 2018, which were fully offset by a valuation allowance.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through July 19, 2021, the date the financial statements were available to be issued. There are no subsequent events to report.

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

An 8-K was filed on April 21, 2021, reflecting these changes.

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

Results of Operations

Three Months ended May 31, 2021, as compared to May 31, 2020

The Company had no revenues for the three-month periods ended May 31, 2021, and $5,850 for May 31, 2020, respectively.

Operating expenses for the three-month period ended May 31, 2021, were $81,712 compared to $20,152 for the three-month period ending May 31, 2020.

Nine Months ended May 31, 2021, as compared to May 31, 2020

The Company had $3,000 in revenues for the nine-month period ended May 31, 2021, and $20,472 for May 31, 2020, respectively. Revenue in the nine-month period ended May 31, 2021, was a commission earned on a loan and in 2020 as for promotional services to a related party.

Total operating expenses for the nine-month period ended May 31, 2021, were $117,292 compared to $97,989 for the nine-month period ending May 31, 2020.

Financial Position, Liquidity and Capital Resources

As of May 31, 2021, the Company has paid its operating and development expenses with borrowings from a $75,000 line of credit from a lender as well as from loans by its shareholder and officers including an advance payment received of $68,671 from a subscription loan agreement. Additionally, the Company anticipates offering shares of the Company through a private offering of its securities to supplement its capital requirements. For the nine months ended May 31, 2021, the company used $112,818 in operating activities . The cash balance on May 31, 2021, was $206. All advances by Mr. Piscitello accrue interest at 8% and are due on demand. On May 31, 2021, we have a working capital deficiency of $719,765. Interest expense of $25,272 and $13,367 for the nine-month period ended May 31, 2021, and May 31, 2020, respectively was the result of accruals related to Mr. Piscitello’ s advances.

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: July 20, 2021	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, and Chairman of Board of Directors

