Form 10-K
period 2021-08-31
BorrowMoney.com, Inc.
filed 2021-12-09
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 19, 2020, the Company’s board of directors unanimously approved a five-for-one split (the “Stock Split”) of the Company’s common stock approved by all shareholders. The effective date of this five-for-one split was October 23, 2020. No functional shares were issued in connection with the Stock Split. The October 23, 2020 Stock Split resulted in an increase of 87,332,000 shares of our outstanding shares of common stock. The par value of the Company’s stock was also changed from $0.0001 to $0.001. The cusip number was changed to 100054204. The prior cusip number was 100054105.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the fiscal year ended August 31, 2021 (the “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements.

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

We have generated $3,000 revenues for the year ending August 31, 2021 and $2,148 for the year 2020

Evolution and Future Growth of Our Business

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

In October 2021, we completed our backend and software development and intend to launch My BorrowMoney.com, a platform that offers a personalized loan comparison-shopping experience, by providing free credit scores and credit score analysis. This platform enables us to observe consumers’ credit profiles and then identify and alert them to loan and other credit-based offerings in our marketplace that may be more favorable than the loans they have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.

By expanding our portfolio of loans and other product offerings, we are growing and diversifying our business and sources of revenue. We intend to capitalize on our expertise in performance marketing, product development and technology and to leverage the widespread recognition of the BorrowMoney.com brand, in order to generate leads.

We believe the consumer and small business financial services industry has undergone a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. We believe that, like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. We believe the strength of our brands and of our lender network place us in a strong position to continue to benefit from this market shift.

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

BorrowMoney.com does not charge individual consumers for the use of our services. Commercial loans may have certain service fees attached to their loans. Revenues from our mortgage products plan to be derived from lead generation fees paid by the Network Lenders that receive a loan request, and in some cases upfront fees for clicks or call transfers. Because a given loan request form can be matched with more than one Network Lender, up to five match fees may be generated from a single consumer loan request form. Revenues from our non-mortgage products plan to be derived from upfront match fees paid on delivery of a loan request, click or call and closed loan fees. For our products, we send click traffic to issuers and anticipate being paid per approval.

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

Employees

We have outsourced our human resources and will continue to utilize a third-party provider in order to minimize any liability associated with payroll and employee regulatory issues.

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

The following table sets forth the high and low sale prices for the period from September 01, 2020, though August 31, 2021. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year	Period	High Sales Price	Low Sales Price
2021	First Quarter (Sep 01, 2020, to Nov 30, 2020)	$3.00	$0.20
2021	Second Quarter (Dec 01, 2020, to Feb 28, 2021)	$3.00	$0.52
2021	Third Quarter (Mar 01, 2021, to May 31, 2021)	$1.10	$0.95
2021	Fourth Quarter (Jun 01, 2021, to Aug 31, 2021)	$1.05	$0.28

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

Holders of Our Common Stock

As of the date of this Annual Report, we had 46 stockholders of our common stock, not including any persons who hold their stock in “street name”.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company received $5,000, on November 2, 2020, $2,500, on November 10, 2020, and $2,500, on November 12, 2021 in consideration for the sale of 10,000 shares of restricted common stock.

On July 20, 2021, the Company received $100,000 in consideration for the sale of 200,000 shares of restricted common stock.

On August 2, 2021, the Company received $50,000 in consideration for the sale of 100,000 shares of restricted common stock.

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

Overview

BorrowMoney.com, Inc. operates what we believe to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. The Company offers borrowers “screened lenders” and takes steps to ensure the lender’s trustworthiness and legitimacy. The Company provides institutional lenders with innovative digital solutions by offering fintech technologically advanced gathered leads through an exclusive proprietary platform. Our online marketplace provides consumers with access to product offerings from our Network Lenders, including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans and other related offerings. In addition, we offer tools and resources, including free credit scores that facilitate comparison shopping for these loans, deposits and other credit-based offerings. We seek to match consumers with multiple lenders, who can provide them with competing quotes for the product they are seeking.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Plan of Operations

We have completed our technology platform. We are now entering our operational phase which includes contracting business loan, mortgage and personal loan lenders for geographic areas using ZIP Codes. In addition to expanding our network of lenders over the next 12 months, we intend to continue optimizing and enhancing our Internet-based platform to focus on lead generation and generating additional revenues for our marketplace services. Our mission is to be the premier loan lead generation company. The budget for the next 12 months is estimated to be $500,000, which is expected to come from friends, family, and officers. A breakdown of the estimated cost for our next 12 months of operation are as follows:

(000’s)
Legal and Professional Fees	$50.0
Web Hosting Service, and Maintenance	8.0
Subcontracting Services	280.0
Office Expenses	5.0
IT Maintenance and Service	10.0
Domain Names Hosting, Service and Maintenance	2.5
Website Development and Related Service	15.0
Licenses and Permits	3.5
Marketing and Advertising	50.0
Bank Charges and Credit Card Processing Fees	3.0
Rent	25.0
Dues and Subscriptions	7.5
Computer Expenses	5.0
Transfer and Recording Costs	10.0
Office Space Rent	22.0
Telephone Service	3.5
Total	$500.0

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

Results of Operations

The following table provides selected financial data about our Company as of August 31, 2021, and 2020.

Balance Sheet Date (000’s)	August 31, 2021	August 31,2020

Cash	$9.3	$7.8
Total Assets	$9.3	$7.8
Total Liabilities	$635.3	$598.0
Stockholders’ Deficit	$(625.9)	$(590.2)
Working Capital Deficit	$(625.9)	$(590.2)

As of August 31, 2021, the Company’s cash balance was $9.3k compared to $7.8k as of August 31, 2020, and our total assets as of August 31, 2021, was $9.3k.

As of August 31, 2021, the Company had total liabilities of $635.3k compared with total liabilities of $598.0 as of August 31, 2020. The increase in total liabilities for the year ended August 31, 2021, was primarily the result of an increase in accrued interest and notes, an increase in legal expense accrual and due to related party, as well as an advance on a line of credit.

We had $144.2k of cash used in operating activities for the year ended August 31, 2021, compared to $90.0k of cash used in operating activities for the year ended August 31, 2020.

We had $145.7k of cash provided by financing activities for the year ended August 31, 2021, compared to $90.2k of cash provided by financing activities for the year ended August 31, 2020. Cash provided by financing activities was primarily proceeds from stock sale and related party loans.

Financial Position, Liquidity and Capital Resource

As of August 31, 2021, all cash loaned by the Company to pay its operating and development expenses has been furnished by loans from its founder and President, Aldo Piscitello, as well as from the sale of equity and advances by related parties and advances from a line of credit. Additionally, the Company anticipates selling shares of the Company through a private offering of its securities to supplement its capital requirements in the future, as funding is needed.

Interest expense of $42.9k and $37.2k for the years ended August 31, 2021, and 2020, respectively, was the result of accruals related to shareholder and related party.

Plan of Operation and Funding

During the next twelve months, we anticipate that our principal sources of funding will comprise of proceeds from sales of our common stock, revenue generated from our operations, and additional debt, if needed.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Borrowmoney.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Borrowmoney.com, Inc (the Company) as of August 31,2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flow for the years ended August 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Related Party Transactions

We identified related party transactions as a critical audit matter due to the fact these types of transactions account for the majority of the balance sheet. The principal considerations for our determination of this critical audit matter relates to the high degree of risk that related parties go unidentified, unrecorded, and disclosed. These types of transactions can have significant impact on debt, receivables, equity, expenses, and disclosures of the company.

The primary procedures we performed to address this critical audit matter included the following:

●	Inquired of management as to the identification of related parties and related party transactions.

●	Reviewed the entire general ledger for potential unrecorded or unidentified related party transactions in consideration of our knowledge of related parties.

●	Obtained agreements between the Company and related parties and reviewed for proper accounting and disclosures.

●	Obtained confirmations of balances and transactions as of and for the year ended.

Equity Transactions

We identified equity transactions as a critical audit matter due to the fact the Company had a stock split and change in par value. The principal considerations for our determination of this critical audit matter relates to the high degree of risk that the equity transactions will not reflect the changes resulting from the stock split and change in par value. These types of transactions can have significant impact on classification of equity accounts, expenses, and disclosures of the company.

The primary procedures we performed to address this critical audit matter included the following:

●	Reviewed the entire general ledger for transactions that could potentially have an impact on equity.

●	Obtained and reviewed equity agreements.

●	Inquired of management as to the existence and completeness of equity transactions.

●	Obtained a stock transfer report as of year-end and agreed with activity reported in the books of the Company.

●	Obtained an equity rollforward; recalculated common stock, additional paid in capital, and retained earnings.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

We have served as the Company’s auditor since 2021.

Tampa, Florida

December 6, 2021

BorrowMoney.com, Inc.

Balance Sheets

	August 31, 2021	August 31, 2020
Assets

Cash	$9,316	$7,792

Total current assets	9,316	7,792

Total Assets	$9,316	$7,792

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$33,904	$24,449
Line of credit – related party	11,254	-
Accrued interest	123,940	81,797
Due to related party	12,743	-
Note payable-related party, current portion	453,461	491,747
Total current liabilities	635,302	597,993

Total liabilities	635,302	597,993

Commitments and Contingencies (see note 6)

Stockholders’ deficit:
Preferred stock, 100,000,000 $0.001 par value shares authorized none issued and outstanding at August 31, 2021 and 2020	-	-
Common stock, 500,000,000 shares authorized $0.001 par value; 109,475,000 and 109,165,000 shares issued and outstanding on August 31, 2021 and 2020, respectively	109,475	109,165
Stock subscription receivable	(4,000)	(4,000)
Additional paid-in capital	350,475	190,785
Accumulated deficit	(1,081,936)	(886,151)
Total stockholders’ deficit	(625,986)	(590,201)

Total Liabilities and Stockholders’ Deficit	$9,316	$7,792

The accompanying notes to the financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Statements of Operations

	For the year ended	For the year ended
	August 31, 2021	August 31, 2020

Revenue	$3,000	$2,148

Operating expenses:

General and administrative	155,923	108,405
Total operating expenses	155,923	108,405

Loss from operations	(152,923)	(106,257)

Other income (expense):
Interest expense	(42,862)	(37,232)
Total other expenses	(42,862)	(37,232)

Net loss before income taxes	(195,785)	(143,489)

Income tax expense	-	-

Net loss	$(195,785)	$(143,489)

Basic and diluted per common share amounts:
Basic and diluted net loss per share	$0.00	$0.00

Weighted average common shares outstanding (basic and diluted)	109,204,507	109,165,000

The accompanying notes to the financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional	Stock		Total
		Common	Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Stock	Capital	Receivable	Deficit	Deficit
Balance at August 31, 2019	109,115,000	$109,115	$180,835	-	$(742,662)	$(452,712)

Shares issued for cash	50,000	50	9,950	(9,000)	-	1,000

Stock Subscription paid	-	-	-	5,000	-	5,000

Net loss	-	-	-	-	(143,489)	(143,489)

Balance at August 31, 2020	109,165,000	109,165	190,785	(4,000)	(886,151)	(590,201)

Shares issued for cash	310,000	310	159,690	-	-	160,000

Net loss	-	-	-	-	(195,785)	(195,785)

Balance at August 31, 2021	109,475,000	$109,475	$350,475	$(4,000)	$(1,081,936)	$(625,986)

The accompanying notes to the financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Statements of Cash Flows

	For the year ended	For the year ended
	August 31, 2021	August 31, 2020
Cash flows from operating activities:
Net loss	$(195,785)	$(143,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in net assets and liabilities
Accounts payable and accrued expenses.	9,455	16,215
Accrued interest	42,143	37,231
Cash used in operating activities:	(144,187)	(90,043)

Cash flows from financing activities:
Payments on note payable-related party	(38,286)	-
Proceeds from line of credit-related party	11,254	-
Proceeds from related party	12,743	84,188
Sale of common stock	160,000	6,000
Cash provided by financing activities	145,711	90,188

Net change in cash	1,524	145
Cash-beginning of period	7,792	7,647
Cash-end of period	$9,316	$7,792

Cash-paid for interest	$-	$-
Cash-paid for taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these financial statements

BORROWMONEY.COM, INC.

Notes to the Financial Statements

For the Years Ended August 31, 2021, and 2020

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

BorrowMoney.com, Inc. (the “Company”), a Florida corporation formed in 2010, provides an internet-based platform that can match mortgage and loan providers with prospective borrowers. The Company offers to borrowers “screened lenders” and ensures the lenders trustworthiness and legitimacy. The Company provides institutional lenders with innovative digital solutions by offering fintech technologically advanced gathered leads through an exclusive proprietary platform.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Going Concern - The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned $3,000 in revenue for the year ended August 31, 2021 and $2,148 for the year ended August 31, 2020.

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on August 31, 2021 and 2020.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal years ended August 31, 2021, and 2020 there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Stock-Based Awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal years ended August 31, 2021 and 2020 no awards were granted.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of August 31, 2021 the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

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

Loss Per Common Share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2021 and 2020 there were 50,000 warrants and no potentially dilutive securities outstanding, respectively, all of which were excluded from loss per share calculation due to their anti-dilutive effect.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Note payable related party consists of the following as of August 31, 2021, and 2020, respectively:

	Year Ended	Year Ended
	August 31, 2021	August 31, 2020
Note payable to related party bearing interest at 8%	$491,747	$407,559
Proceeds	-	84,188
Repayments	38,286	-
Balance at end of year	453,461	491,747
Less current portion	(453,461)	(491,747)
Due after one year	$-	$-

In connection with the note, the Company has an accrued interest obligation as of August 31, 2021, and August 31, 2020 of $123,940 and $81,797, respectively. As of August 31, 2021, and 2020, the outstanding principal balance was $453,461 and $491,747, respectively.

The Company utilizes approximately 1,500 square feet of office space in 512 Bayshore Dr, Fort Lauderdale Florida. The space is owned by the President and is provided without charge to the Company. In addition, the Company utilized approximately 1,200 square feet of office space at 4403 Peters Road, Fort Lauderdale, Florida for at a total rental charge of $14,500 for the year ending August 31, 2021, and $0 for the year ending August 31, 2020.

The Company obtained a Line of Credit from a Delaware Corporation on November 30, 2020, that is owned by the CFO. Total advanced under this line of credit is $11,254 for the year ending August 31, 2021 and $0 for the year ending August 31, 2020. The line of credit carries an interest rate of 8%.

NOTE 4 - EQUITY

Common Stock Warrants

In July 2019, the Company granted common stock warrants to purchase 50,000 shares of common stock to a service provider. The warrants have a 4.4 year term and an exercise price of $0.10 per share. The warrants are fully earned upon issuance and become exercisable on January 1, 2020. As of August 31, 2021, the warrants have not been exercised.

The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.88, Exercise price, $0.10, Term Remaining 1.2 years, Volatility 43.6%, Annual risk-free interest rate, 0.07%. At August 31, 2021 there was $39,000, in intrinsic value of outstanding stock warrants.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of August 31, 2021, and 2020.

On September 3, 2019, the Company sold 10,000 shares of restricted common stock at $1.00 per share and has a subscription receivable of $4,000 related to that sale as of August 31, 2021.

On July 15, 2021, the Company sold 200,000 shares of restricted common stock at $0.50 per share.

On August 2, 2021, the Company sold $100,000 shares of restricted common stock at $0.50 per share.

NOTE 5 – INCOME TAXES

The Company has approximately $961,342 as of August 31, 2021, in available net operating loss (NOL) carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2040. The Company has adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $243,046.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely than not threshold is met, the Company measures the tax position to determine the amount to recognize in the financial statements. The Company performed a review of its material tax positions in accordance with these recognition and measurement standards. The Company has concluded that there are no significant uncertain tax positions requiring disclosure and there are not material amounts of unrecognized tax benefits.

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

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the current and deferred provision at August 31, 2021 and 2020 were as follows:

Following is a summary of the components giving rise to the tax provision.

	August 31, 2021	August 31, 2020
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable:	-	-

Increase (decrease) in Deferred:
Federal	(41,115)	(30,000)
State	(6,931)	(6,400)
Total Deferred:	(48,046)	(36,400)
Allowance	48,046	36,400
Net deferred	-	-
Total income tax provision (benefit)	$-	$-

	August 31, 2021	August 31, 2020
Individual components giving rise to the deferred tax assets are as follows:
Futures tax benefit arising from net operating loss carryovers	$243,046	$195,000
Less valuation allowance	(243,046)	(195,000)
Net deferred	$-	$-

For the fiscal years ended August 31, 2021 and 2020, the valuation allowance increased primarily as a result of the increase in net operating losses. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

NOL Carryforwards and Other Matters

The Company files income tax returns in the U.S. federal jurisdiction and the state of Florida. The Company’s federal and state tax years for the 2019 fiscal year and forward are subject to examination by taxing authorities.

The Company did not have any unrecognized tax benefits as of August 31, 2021, and 2020. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The item accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year	For the Year
	Ended	Ended
	August 31, 2021	August 31, 2020
Income tax at federal statutory rate	(21.00)%	(21.00)%
State tax, net of federal effect	(3.54)%	(4.46)%
	(24.56)%	(25.46)%
Valuation allowance	24.56%	25.46%
Effective rate	0.00%	0.00%

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a party to other legal proceedings. Management currently believes that the ultimate resolution of these matters will not have a material adverse effect on consolidated results of operations, financial position, or cash flow.

NOTE 7 – SUBSEQUENT EVENTS

On November 24, 2021, the Company entered into an agreement for legal services with the law offices of Tyler A. Trumbach, P.A. (the “Law Firm”). The Law Firm has agreed that it may elect to receive stock in lieu of all or a portion of a cash fee for providing legal services to the Company and/or its officers.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of August 31, 2021, due to the existence of the material weaknesses as of August 31, 2021, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Changes in Internal Controls over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting, during the quarter ended August 31, 2021, that have been materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our Board of Directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Title	Held Position Since
Aldo Piscitello	65	Director	August, 2010
Andrew Trumbach	59	Director	August, 2020
Svetlana Coliban	32	Director	November 2018
Robert Carrington Houston Reid	49 33	Director Director	July 2019 April 2021

The name, age and position of our officer(s) are set forth below:

Name	Age	Title	Held Position Since
Aldo Piscitello	65	President/CEO/Secretary/Treasurer	August, 2010
Andrew Trumbach Houston Reid	59 32	CFO COO	August 2020 April 2021

The following information sets forth the backgrounds and business experience of our directors and executive officers.

Bios of Officers and Directors

Aldo Piscitello – President, CEO, Secretary, Treasurer and Chairman

Mr. Piscitello has served as a Director, Chief Executive Officer and President, since he founded the Company in 2010. In his capacity as Chief Executive Officer, he has spearheaded the development of the Company’s products and information delivery systems, including procuring the Company’s most valuable asset, the name BorrowMoney.com. Prior to his involvement in the Company, Mr. Piscitello operated an interior design business, which enabled him to have sufficient funds to open and operate One Stop Auto Center in New York in 1979, which he ran until he sold the business in 1987. He then started and built Navistar Beer Distribution, Inc. which was sold in 2000. Mr. Piscitello also founded A to Z Auto and Tire Center in 1987, which was sold in 2009. In 2010, Mr. Piscitello began the development of BorrowMoney.com, Inc. which he now devotes all of his time and energies to. Among his responsibilities were the securing of the name, developing the program and platform the Company is using, marketing the products and services to the industry and seeing to the everyday operation of the business.

Director Qualifications:

The Board of Directors believes that Mr. Piscitello is highly qualified to serve as a director of the Company due to his past experience operating companies.

Houston Reid

Effective April 21, 2021, the Board of Directors of the Company appointed Houston Reid, age 33, to Chief Operating Officer (COO) of the Company until the next regular meeting of shareholders or until his successor is elected and qualified. He shall also continue to serve as Director of Borrowmoney.com, Inc.

Mr. Reid is President, and Chief Executive Officer of Monark Capital Group, an alternative lending firm, with over $50 million plus funded across all 50 states and Canada. Since founding the company in 2018, he has focused on leveraging Monark’s unique network to serve its customers and organizations in expanding profits through alternative financing. Through Houston’s leadership, the company has built a strong market share by leveraging technology and sound strategies to serve its customer base. Houston received his bachelor’s degree in public administration from Broward collage.

Dr. Andrew Trumbach – Director

Dr. Andrew E. Trumbach was the CFO of a family-owned portfolio of companies from 2008 to 2019 that owned and operated one of the largest perfume distribution businesses, owned over 45 retail perfume stores and acquired and managed a large multinational company operating airline, cruise, and a retail duty-free and duty paid concessions located in cruise, airport and border locations worldwide, using a proprietary cutting-edge technology developed in-house. Prior to 2008, Dr. Trumbach spent 14 years as the CFO/CIO and Sr. VP of a family-owned holding and investment company that included a portfolio that consisted of commercial, industrial and residential real estate holdings, mining operations, outdoor advertising, publishing, polling, water, and sewer utility, mobile home parks, data centers and cemeteries. Prior to moving to industry, Dr. Trumbach spent three years working in an international accounting firm and five years in a regional firm working in public accounting in both Belize and the United States.

Director Qualifications:

The Board of Directors believes that Dr. Trumbach is highly qualified to serve as a director of the Company due to his experience, qualification, and credentials.

Svetlana Coliban – Director

Miss Coliban was immediately recruited by Gallerie Diurne in Paris after graduation, to be in charge of international business development, based in Paris, then in New York. While in New York she managed and coordinated all international business development, sales, marketing, identification and research of potential leads and opportunities, appointments with new and existing clients, including trade shows, exhibitions and dealing with a diverse range of clients in the private and public sector. Miss Coliban’s one of many personal skills are the ability of Fluent English, French, Russian and Romanian Bilingual, which enhance her work experience including processing good team spirit, deadline oriented and having the ability to succeed in a demand sales environment. She is committed to liaison to the host of user group of Borrowmoney.com, Inc. board of directors. This involves participating in all of the board meetings, planning the conference and ensuring they work closely together to best serve all of our users. When not working at the Company, Miss Coliban is a Project Manager (since 2019) at Modis, part of Adecco Group, where she manages and delivers CRM and CX transformation projects at clients, in an Agile mode. Projects vary from strategic discoveries to CRM implementations (with Salesforce as enabling technology). Miss Coliban drives high performance from people while fostering collaboration across businesses and borders in order to meet the clients’ and Modis’s key objectives. She leads by example and develops high-performing people and teams by challenging, supporting and continuously coaching them. Last and not the least, she acts as an entrepreneur and contributes to the growth of our business. Miss Coliban holds a BA in economics & management at Paris 8 University of France, a master’s degree in Communication and Marketing and a master’s degree in international business developmental at Pole Paris Alternance Business School of France. Miss Coliban also obtained a Salesforce Certified Administrator certification.

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

Family Relationships

Aldo Piscitello, Director and CEO and Svetlana Coliban Director, are husband and wife. There are no family relationships between any of our other directors, executive officers and proposed directors or executive officers.

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

Board and Committee Meetings

Our Board of Directors held no formal meetings during the year ended August 31, 2021. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to applicable and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2021, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our Board of Directors. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Salaries paid in 2020 and 2021*

Aldo Piscitello – Director, Chief Executive Officer, Secretary, Treasurer, and President	2021	-
	2020	-
Andrew Trumbach – CFO	2021	$21,000
	2020	-
Houston Reid - COO	2021	$9,767

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. There have been no changes in the Company’s compensation policies since August 31, 2021.

Compensation Discussion and Analysis/Employment and Other Agreements

Our directors and executive officers received employment salary of $30,767 during the fiscal year ended August 31, 2021 and no compensation for services rendered to the Company during the fiscal year ended August 31, 2020.

Stock Option Grants

To date, we have not granted any stock options to any officer or director or any other employee. We have not adopted any stock option or any other similar compensation plan.

Director Compensation

During 2021, Directors were entitled to reimbursement for expenses in attending meetings, but received no other compensation for services as Directors. Directors who were employees, were entitled to receive compensation for services other than as director. No compensation has been paid to Directors for services. There were no formal or informal arrangements or agreements to compensate Directors for services provided as a director during 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of August 31, 2021 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock, based on 109,475,000 shares outstanding as of August 31, 2021, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of August 31, 2021, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Name	Number of Common Stock Shares Beneficially Owned	Percent of Common Stock

Aldo Piscitello	100,000,000	91.65%
Andrew Trumbach	-	-
Svetlana Coliban	-	-
Robert Carrington	-	-
Houston Reid	-	-
All of the officers and directors as a group (5 persons)	100,000,000	91.65%

Change in Control Arrangements

We are not aware of any arrangements that could result in a change of control

Stock Incentive Plans

To date, the Company has not adopted any stock incentive or equity incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed below, there have been no transactions since September 1, 2021, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

The principal stockholder and President have funded the company via loans from time to time. As of August 31, 2021, the total amount of such lending was $453,462. Such amount was memorialized as a note payable by the Company with interest at the rate of eight (8%) per annum, which is payable on demand. In connection with the note, the Company has an accrued interest obligation as of August 31, 2021 of $123,940.

The CFO has also advanced $13,489, as of August 31, 2021, in addition to $11,254 advanced, under a line of credit from a company owned by the CFO.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2021 and for fiscal year ended August 31, 2020 for the audit of our annual financial statements and review of the financial statements, included in our Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings, or engagements for these fiscal periods are as follows:

	Accell Audit &		Previous Auditors
	Compliance P.A.		L& L CPAs. P.A.
	August 31,		August 31,
	2021	2020	2021	2020
Audit & Related Fees	$32,500	$14,000	-	$25,000
Tax Fees				-
	$32,500	$14,000	-	$25,000

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

BorrowMoney.com, Inc.

Dated: December 9th, 2021	By:	/s/ Aldo Piscitello
Aldo Piscitello
Chief Executive Officer and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1933, this registrant statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Aldo Piscitello	Chief Executive Officer,	December 9th, 2021
Aldo Piscitello	Chairman of Board of Directors

/s/ Andrew. Trumbach	CFO, Director	December 9th, 2021
Andrew Trumbach

/s/ Svetlana Coliban	Director	December 9th, 2021
Svetlana Coliban

/s/ Robert Carrington	Director	December 9th, 2021
Robert Carrington

/s/ Houston Reid.	COO, Director	December 9th, 2021
Houston Reid

EXHIBIT INDEX

Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	File No.
3.1	Articles of Incorporation of Sports.Com, Inc.		S-1/A	3.1	333-208854
3.2	Articles of Amendment to Articles of Incorporation changing the name of the Company to Lumigene Corporation		S-1/A	3.2	333-208854
3.3	Articles of Amendment to Articles of Incorporation changing the name of the Company to IBMS, Inc.		S-1/A	3.4	333-208854
3.4	Articles of Amendment to Articles of Incorporation changing the name of the Company to Horizon Group Holdings, Inc.		S-1/A	3.3	333-208854
2.5	Articles of Amendment to Articles of Incorporation changing the name of the Company to BorrowMoney.com, Inc.		S-1/A	3.5	333-208854
2.6	Amended Bylaws		S-1/A	3.6	333-208854
10.1	Line of Credit Promissory Note in the amount of $500,000 payable to Aldo Piscitello dated March 21, 2013		S-1/A	10.1	333-208854
10.2	Written Description by E-Wiz Solutions, Inc.		S-1/A	10.2	333-208854
10.3	Demand Note payable to Aldo Piscitello dated March 1, 2017		S-1/A	10.3	333-208854
10.4*	Form of Service Warrants (July 2019)	X
10.5*	Form of Subscription Agreement (September 2019)	X
14.1*	Code of Ethics	X
21.1	Subsidiaries		S-1/A	21.1	333-208854
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

