Form 10-K/A
period 2021-08-31
BorrowMoney.com, Inc.
filed 2021-12-29
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	BWMY

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

EXPLANATORY NOTE

Borrowmoney.com Inc. (the “Company”) needed to amend this Annual Report on Form 10-K for the year ended August 31, 2021, because the company needed to remove the signature of Andrew Trumbach on page 38 The Andrew Trumbach signature was an oversight and was intended to be removed prior of filing.

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

BorrowMoney.com, Inc.

Dated: December 29, 2021	By:	/s/ Aldo Piscitello
Aldo Piscitello
Chief Executive Officer and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1933, this registrant statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Aldo Piscitello	Chief Executive Officer,	December 29, 2021
Aldo Piscitello	Chairman of Board of Directors

/s/ Svetlana Coliban	Director	December 29, 2021
Svetlana Coliban

/s/ Robert Carrington	Director	December 29, 2021
Robert Carrington

/s/ Houston Reid.	COO, Director	December 29, 2021
Houston Reid

EXHIBIT INDEX

Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	File No.
3.1	Articles of Incorporation of Sports.Com, Inc.		S-1/A	3.1	333-208854
3.2	Articles of Amendment to Articles of Incorporation changing the name of the Company to Lumigene Corporation		S-1/A	3.2	333-208854
3.3	Articles of Amendment to Articles of Incorporation changing the name of the Company to IBMS, Inc.		S-1/A	3.4	333-208854
3.4	Articles of Amendment to Articles of Incorporation changing the name of the Company to Horizon Group Holdings, Inc.		S-1/A	3.3	333-208854
2.5	Articles of Amendment to Articles of Incorporation changing the name of the Company to BorrowMoney.com, Inc.		S-1/A	3.5	333-208854
2.6	Amended Bylaws		S-1/A	3.6	333-208854
10.1	Line of Credit Promissory Note in the amount of $500,000 payable to Aldo Piscitello dated March 21, 2013		S-1/A	10.1	333-208854
10.2	Written Description by E-Wiz Solutions, Inc.		S-1/A	10.2	333-208854
10.3	Demand Note payable to Aldo Piscitello dated March 1, 2017		S-1/A	10.3	333-208854
10.4*	Form of Service Warrants (July 2019)	X
10.5*	Form of Subscription Agreement (September 2019)	X
14.1*	Code of Ethics	X
21.1	Subsidiaries		S-1/A	21.1	333-208854
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

