Form 10-Q
period 2021-11-30
BorrowMoney.com, Inc.
filed 2022-01-13
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Consolidated Balance Sheets

	(Unaudited) November 30, 2021	August 31, 2021
Assets

Cash	$5,316	$9,316

Total current assets	5,316	9,316

Total Assets	$5,316	$9,316

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$32,971	$33,904
Line of credit – related party	11,482	11,254
Accrued Interest	133,110	123,940
Due to related party	12,743	12,743
Note payable - related party, current portion	455,961	453,461
Total current liabilities	646,267	635,302

Total liabilities	646,267	635,302

Commitments and Contingencies (see Note 6)

Stockholders’ deficit:
Preferred stock, 100,000,000 $0.001 par value shares authorized none issued or outstanding	-	-
Common stock, 500,000,000 shares authorized $0.001 par value; 109,495,000 and 109,475,000 outstanding, respectively	109,495	109,475
Stock subscription receivable	(4,000)	(4,000)
Additional paid-in capital	360,455	350,475
Accumulated deficit	(1,106,901)	(1,081,936)
Total stockholders’ deficit	(640,951)	(625,986)

Total Liabilities and Stockholders’ Deficit	$5,316	$9,316

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	November 30, 2021	November 30, 2020

Revenue	$3,600	$-

Operating expenses:
General and administrative	19,168	24,831
Total operating expenses	19,168	24,831

Income (loss) from operations	(15,568)	(24,831)

Other expense:
Interest expense	9,397	11,499
Total other expenses	9,397	11,499

Net loss before income taxes	(24,965)	(36,330)
Income taxes	-	-

Net loss	$(24,965)	$(36,330)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	109,484,451	109,169,176

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Stock		Total
	Shares	Common Stock	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Deficit

Balance at August 31, 2020	109,165,000	$109,165	$190,785	(4,000)	$(886,151)	$(590,201)
Shares issued for cash	10,000	10	9,990	-	-	10,000
Net loss	-	-	-	-	(36,330)	(36,330)
Balance at November 30, 2020	109,175,000	109,175	200,775	(4,000)	(922,481)	(661,531)

Balance at August 31, 2021	109,475,000	109,475	350,475	(4,000)	(1,081,936)	(625,986)
Shares issued for cash	20,000	20	9,980	-	-	10,000
Net loss	-	-	-	-	(24,965)	(24,965)
Balance at November 30, 2021	109,495,000	$109,495	$360,455	$(4,000)	$(1,106,901)	$(640,951)

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended	For the three months ended
	November 30, 2021	November 30, 2020
Cash flows from operating activities:
Net Loss	$(24,965)	$(36,330)
Changes in net assets and liabilities

Accounts payable and accrued expenses	(933)	(537)
Accrued interest	9,170	11,499
Cash used in operating activities:	(16,728)	(25,368)

Cash flows from financing activities:
Proceeds from line of credit – related party	228	10,566
Proceeds from sale of common stock	10,000	10,000
Advances-related party	-	5,454
Proceeds from note payable-related party	2,500	-
Payments on note payable-related party	-	(4,525)
Cash provided by financing activities	12,728	21,495

Change in cash	(4,000)	(3,873)
Cash- beginning of period	9,316	7,792
Cash-end of period	$5,316	$3,919

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash financing and investing activities:
Expenses paid directly by officers on behalf of company	$-	$2,861

See notes to unaudited interim consolidated financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

November 30, 2021

(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation -The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The interim unaudited consolidated financial statements as of November 30, 2021, and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes filed with the SEC for the year ended August 31, 2021.

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

The Company is commencing operations to generate sufficient revenue, however the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of private offerings. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Accordingly, actual results could differ from those estimates.

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on November 30, 2021 and August 31, 2021.

Concentrations of Credit Risk - Accounts which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company considers all highly liquid instruments with an original purchased maturity of three months or less to be cash equivalents. The Company maintains its cash and equivalents at insured financial institutions. The balances of which, at times may exceed the FDIC insured limits. Management believes the risk of loss is minimal.

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

Revenue Recognition – The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customer”. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

Stock-Based Awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No awards were granted for the three months ended November 30, 2021 and the year ended August 31, 2021.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of November 30, 2021 the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

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

Loss Per Common Share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2021 and August 31, 2021, there were 50,000 warrants and no potentially dilutive securities outstanding, respectively, all of which were excluded from loss per share calculation due to their anti-dilutive effect.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Note payable related party consists of the following as of November 30, 2021 and August 31, 2021, respectively:

	November 30, 2021	August 31, 2021
Note payable to related party bearing interest at 8%. Balance at beginning of period	$453,461	$491,747
Advances received	2,500	-
Payments to related party loans	-	38,286
Balance at end of period	455,961	453,461
Less current portion	(455,961)	(453,461)
Due after one year	$-	$-

In connection with the note, the Company has an accrued interest obligation as of November 30, 2021, and August 31, 2021 of $133,110 and $123,940, respectively. The note was due on September 1, 2021 and was not paid off due to limited capital. As such, the parties agreed to continue the note at 8% until sufficient funds are available to pay off the loan.

The Company utilizes approximately 1,500 square feet of office space in 512 Bayshore Dr, Fort Lauderdale Florida. The space is owned by the President and is provided without charge to the Company.

The Company obtained a Line of Credit from a Delaware Corporation (owned by the outgoing CFO) on November 30, 2020. Total advanced under this line of credit is $11,482 for the period ending November 30, 2021 and $11,254 for the year ending August 31, 2021. The line matured on November 25, 2021 and carries an interest rate of 8%, however, it also carries a default interest rate of 17%.

NOTE 4 - EQUITY

Common Stock Warrants

In July 2019, the Company granted common stock warrants to purchase 50,000 shares of common stock to a service provider. The warrants have a 4.4 year term and an exercise price of $0.10 per share. The warrants are fully earned upon issuance and become exercisable on January 1, 2020. As of November 30, 2021, the warrants have not been exercised.

The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: Stock price, $0.38, Exercise price, $0.10, Term Remaining 2.1 years, Volatility 43.6%, Annual risk-free interest rate, 0.07%. At November 30, 2021 there was $14,100, in intrinsic value of outstanding stock warrants.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of November 30, 2021 and November 30, 2020.

NOTE 5 – INCOME TAXES

The Company has approximately $986,308, as of November 30, 2021, in available net operating loss (NOL) carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2040.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of November 30, 2021, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2021, through the date when financial statements were issued. On December 28, 2021, the Company accepted Andrew Trumbach’s resignation as a member of the board of directors and as its chief financial officer.

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

Management Changes

On December 28, 2021, the Board of Directors of BorrowMoney.com, Inc. (the “Company”) accepted Andrew Trumbach’s resignation as Officer and Director of BorrowMoney.com, Inc.

An 8-K was filed on December 29, 2021.

Plan of Operations

We have completed our technology platform. We are now entering our operational phase which includes contracting business loan, mortgage and personal loan lenders for geographic areas using ZIP Codes. In addition to expanding our network of lenders over the next 12 months, we intend to continue optimizing and enhancing our Internet-based platform to focus on lead generation and generating additional revenues for our marketplace services. Our mission is to be the premier loan lead generation company. The budget for the next 12 months is estimated to be $500,000, which is expected to come from friends, family, and officers. A breakdown of the estimated cost for our next 12 months of operation are as follows

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

Results of Operations

Three Months ended November 30, 2021 as compared to November 30, 2020

The Company had $3,600 in revenue for the three-month period ended November 30, 2021 and $0 in period ended November 30, 2020. Operating expenses for the three-month period ended November 30, 2021 were $19,168 compared to $24,831 for the three-month period ending November 30, 2020. Other expense (interest expense) for the three-month period ended November 30, 2021 was $9,397 compared to $11,499 for the three-month period ending November 30, 2020.

Financial Position, Liquidity and Capital Resource

As of November 30, 2021, all cash loaned to the Company to pay its operating and development expenses has been furnished by loans from its founder and President, Aldo Piscitello, as well as from the sale of equity and advances by related parties and advances from a line of credit. Additionally, the Company anticipates selling shares of the Company through a private offering of its securities to supplement

Critical Accounting Policies

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Aldo Piscitello, who is the Company’s Principal Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are, in fact, not effective.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period, Aldo Piscitello, who is the Company’s Principal Executive Officer and acting Chief Financial Officer, has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company, has been threatened.

Item 1A. Risk Factors

Not applicable for smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

None.

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BorrowMoney.com, Inc.
a Florida corporation

Dated: January 13, 2022	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

