Form 10-Q/A
period 2021-11-30
BorrowMoney.com, Inc.
filed 2022-01-21
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A claim has been made against Borrowmoney.com, Inc. by William Coburn, a former officer of Borrowmoney.com, related to a contractual dispute over compensation. Borrowmoney.com, Inc. has decided to engage in arbitration with Mr. Coburn in order to reduce legal expenses associated with his claim. Management believes that the company has a high likelihood of succeeding on the merits.

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: January 21, 2022	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

