Form 10-Q
period 2022-05-31
BorrowMoney.com, Inc.
filed 2022-07-07
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Consolidated Balance Sheets

	(Unaudited)
	May 31, 2022	August 31, 2021
Assets

Cash	$3,613	$9,316

Total current assets	3,613	9,316

Total assets	$3,613	$9,316

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$31,628	$33,904
Line of credit – related party	12,490	11,254
Accrued interest	151,159	123,940
Due to related party	14,738	12,743
Note payable - related party, current portion	449,701	453,461
Total current liabilities	659,716	635,302

Total liabilities	659,716	635,302

Commitments and contingencies (see Note 6)

Stockholders’ deficit:
Preferred stock, 100,000,000 $0.001 par value shares authorized none issued or outstanding	-	-
Common stock, 500,000,000 shares authorized $0.001 par value; 111,619,561 and 109,475,000 outstanding, respectively	111,619	109,475
Stock subscription receivable	(4,000)	(4,000)
Additional paid-in capital	1,037,873	350,475
Accumulated deficit	(1,801,595)	(1,081,936)
Total stockholders’ deficit	(656,103)	(625,986)

Total liabilities and stockholders’ deficit	$3,613	$9,316

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021

Revenue	$-	$-	$24,930	$3,000

Operating expenses:

General and administrative	28,206	81,712	111,024	117,292
Total operating expenses	28,206	81,712	111,024	117,292

Loss from operations	(28,206)	(81,712)	(86,094)	(114,292)

Other expense:
Arbitration settlement	-	-	(605,111)	-
Interest expense	(9,450)	(9,943)	(28,455)	(25,272)
Total other expenses	(9,450)	(9,943)	(633,566)	(25,272)

Net loss before income taxes	(37,656)	(91,655)	(719,660)	(139,564)
Income taxes	-	-	-	-

Net loss	$(37,656)	$(91,655)	$(719,660)	$(139,564)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	111,614,011	109,175,000	110,246,545	109,173,059

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Stock		Total
	Shares	Common Stock	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Deficit

Balance at August 31, 2020	109,165,000	$109,165	$190,785	$(4,000)	$(886,151)	$(590,201)
Shares issued for cash	10,000	10	9,990	-	-	10,000
Net loss	-	-	-	-	(36,330)	(36,330)
Balance at November 30, 2020	109,175,000	109,175	200,775	(4,000)	(922,481)	(616,531)
Net loss	-	-	-	-	(11,579)	(11,579)
Balance at February 28, 2021	109,175,000	$109,175	$200,775	$(4,000)	$(934,060)	$(628,110)
Net loss	-	-	-	-	(91,655)	(91,655)
Balance at May 31, 2021	109,175,000	$109,175	$200,775	$(4,000)	$(1,025,715)	$(719,765)

Balance at August 31, 2021	109,475,000	$109,475	$350,475	$(4,000)	$(1,081,936)	$(625,986)
Shares issued for cash	20,000	20	9,980	-	-	10,000
Net loss	-	-	-	-	(24,965)	(24,965)
Balance at November 30, 2021	109,495,000	$109,495	$360,455	$(4,000)	$(1,106,901)	$(640,951)
Shares issued for cash, services and legal settlement	2,085,286	2,085	665,675	-	-	667,760
Net loss	-	-	-	-	(657,038)	(657,038)
Balance at February 28, 2022	111,580,286	$111,580	$1,026,130	$(4,000)	$(1,763,939)	$(630,229)
Shares issued for services	39,275	39	11,743	-	-	11,782
Net loss	-	-	-	-	(37,656)	(37,656)
Balance at May 31, 2022	111,619,561	$111,619	$1,037,873	$(4,000)	$(1,801,595)	$(656,103)

See notes to unaudited interim consolidated financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended	For the nine months ended
	May 31, 2022	May 31, 2021
Cash flows from operating activities:
Net Loss	$(719,660)	$(139,564)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation – arbitration settlement	605,111	-
Stock based compensation – other	39,332	-
Changes in net assets and liabilities
Accounts payable and accrued expenses	(2,276)	(5,990)
Accrued interest	27,219	32,736
Cash used in operating activities:	(50,274)	(112,818)

Cash flows from financing activities:
Net change in line of credit – related party	1,236	10,996
Proceeds from sale of common stock	45,100	10,000
Advances-related party	1,995	25,977
Proceeds from note payable-related party	-	68,671
Payments on note payable-related party	(3,760)	(10,412)
Cash provided by financing activities	44,571	105,232

Change in cash	(5,703)	(7,586)
Cash- beginning of period	9,316	7,792
Cash-end of period	$3,613	$206

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash financing and investing activities:
Expenses paid directly by officers on behalf of company	$-	$18,430

See notes to unaudited interim consolidated financial statements

BORROWMONEY.COM, INC.

Notes to the Consolidated Financial Statements

May 31, 2022

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

The interim unaudited consolidated financial statements as of May 31, 2022, and for the three and nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes filed with the SEC for the year ended August 31, 2021.

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on May 31, 2022 and August 31, 2021.

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

Stock-Based Awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No awards were granted for the three and nine months ended May 31, 2022 and the year ended August 31, 2021.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of May 31, 2022 the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

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

Loss Per Common Share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2022 and August 31, 2021, there were 50,000 warrants and no potentially dilutive securities outstanding, respectively, all of which were excluded from loss per share calculation due to their anti-dilutive effect.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Note payable related party consists of the following as of May 31, 2022 and August 31, 2021, respectively:

	May 31, 2022	August 31, 2021
Note payable to related party bearing interest at 8%. Balance at beginning of period	$453,461	$491,747
Advances received	2,250	-
Payments to related party loans	6,010	38,286
Balance at end of period	449,701	453,461
Less current portion	(449,701)	(453,461)
Due after one year	$-	$-

In connection with the note, the Company has an accrued interest obligation as of May 31, 2022, and August 31, 2021 of $151,159 and $123,940, respectively. The note was due on September 1, 2021 and was not paid off due to limited capital. As such, the parties agreed to continue the note at 8% until sufficient funds are available to pay off the loan.

The Company utilizes approximately 1,500 square feet of office space in 512 Bayshore Dr, Fort Lauderdale Florida. The space is owned by the President and is provided without charge to the Company.

The Company obtained a line of credit from a Delaware Corporation (owned by the outgoing CFO) on November 30, 2020. Total advanced and accrued interest under this line of credit is $12,490 for the period ending May 31, 2022 and $11,254 for the year ending August 31, 2021. The line matured on November 25, 2021 and carries a default interest rate of 17%.

NOTE 4 - EQUITY

Common Stock Warrants

In July 2019, the Company granted common stock warrants to purchase 50,000 shares of common stock to a service provider. The warrants have a 4.4 year term and an exercise price of $0.10 per share. The warrants are fully earned upon issuance and became exercisable on January 1, 2020. As of May 31, 2022, the warrants have not been exercised.

The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: stock price, $0.30, exercise price, $0.10, term remaining 1.1 years, volatility 52.5%, annual risk-free interest rate, 0.5%. At May 31, 2022 there was $10,050 in intrinsic value of outstanding stock warrants.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of May 31, 2022 and May 31, 2021.

NOTE 5 – INCOME TAXES

The Company has approximately $1,681,002, as of May 31, 2022, in available net operating loss (NOL) carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2040.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of May 31, 2022, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through July 5, 2022, the date the financial statements were available to be issued. There are no subsequent events to report.

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

Management Changes

On March 18, 2022, the Board of Directors of BorrowMoney.com, Inc. (the “Company”) accepted Houston Read’s resignation as Officer and Director of BorrowMoney.com, Inc.

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

Results of Operations

Three Months ended May 31, 2022 as compared to May 31, 2021

The Company had no revenue for the three-month period ended May 31, 2022 and had no revenue in the period ended May 31, 2021. Operating expenses for the three-month period ended May 31, 2022 were $28,206 compared to $81,712 for the three-month period ending May 31, 2021. Other expense for the three-month period ended May 31, 2022 was $9,450 compared to $9,943 for the three-month period ending May 31, 2021.

Nine Months ended May 31, 2022 as compared to May 31, 2021

The Company had $24,930 in revenues for the nine-month periods ended May 31, 2022 and $3,000 for May 31, 2021, respectively. Operating expenses for the nine-month period ended May 31, 2022 were $111,024 compared to $117,292 for the nine-month period ending May 31, 2021. Other expense for the nine-month period ended May 31, 2022 was $633,566 compared to $25,272 for the nine-month period ending May 31, 2021. The increase in other expense was primarily due to fees of $605,111 incurred in the second quarter, related to the settlement with William Coburn, which was settled with the issuance of unrestricted common stock.

Financial Position, Liquidity and Capital Resource

As of May 31, 2022, all cash loaned to the Company to pay its operating and development expenses has been furnished by loans from its founder and President, Aldo Piscitello, as well as from the sale of equity and advances by related parties and advances from a line of credit. Additionally, the Company anticipates selling shares of the Company through a private offering of its securities to supplement

Critical Accounting Policies

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A claim was made against Borrowmoney.com by William Coburn, a former officer of Borrowmoney.com, related to a contractual dispute over compensation. Borrowmoney.com, Inc. decided to engage in arbitration with Mr. Coburn in order to reduce legal expenses associated with his claim. On February 23, 2022, the Company entered into a settlement agreement with William Coburn. The settlement included issuance of 1,467,647 shares of the Company’s common stock to William Coburn in addition to the issuance of 484,323 shares of the Company’s common stock to Mr. Coburn’s attorney’s, LaGarde Law Firm P.C. The issuance of the shares, represent the complete and final settlement of the claims Mr. Coburn had against the Company.

On March 22, 2022 the Company was served a summons, dated March 18, 2022, related to a civil lawsuit by Ajuni Properties, LLC. (plaintiff) versus BorrowMoney.Com, Inc. (defendant). The claim relates to the nonpayment of leased office space and the amount of claim is between $15,000 - $30,000.

On March 27, 2022 the Company was served a summons, dated March 18, 2022, related to a civil lawsuit by Harthorne Capital, Inc. (plaintiff) versus BorrowMoney.Com, Inc. (defendant). The claim relates to the outstanding line of credit and the amount of claim is between $8,000 - $15,000.

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: July 7, 2022	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

