Form 10-K
period 2022-08-31
BorrowMoney.com, Inc.
filed 2022-11-28
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (the “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements.

Actual results could differ materially from those contained in the forward-looking statements. Factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include those matters discussed below, including in Part I. Item 1A. Risk Factors.

Other unknown or unpredictable factors that could also adversely affect the Company’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of BorrowMoney.com, Inc.’s management as of the date of this report. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results or expectations, except as required by law.

This information should be read in conjunction with the audited financial statements and the notes thereto included in this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, the Company relies on and refer to information regarding the industries in which it operates in general from market research reports, analyst reports and other publicly available information. Although the Company believes that this information is reliable, it cannot guarantee the accuracy and completeness of this information, and has not independently verified any of it.

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

ITEM 1. Business

Our Company

BorrowMoney.com, Inc. (“BorrowMoney.com”, the “Company”, “we” or “us”) operates what it believes to be the leading online loan marketplace for consumers seeking loans and other credit-based offerings. The Company’s online marketplace provides consumers with access to product offerings from active lenders (which the Company refers to as “Network Lenders”), including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans and other related offerings. In addition, the Company offers tools and resources, including free credit scores, that facilitate comparison shopping for these loans, deposits and other credit-based offerings. The Company seeks to match consumers with multiple lenders, who can then provide them with competing quotes for the product they are seeking. By providing consumers access to a broad array of credit-based offerings directly from multiple lenders, rather than just multiple quotes from the same lender or indirectly through intermediaries, the Company believes its marketplace is differentiated from other providers operating loan comparison-shopping marketplaces.

The Company strategically designed and executed advertising and marketing campaigns (which is referred to as performance marketing) span a wide array of digital and traditional media acquisition channels and promote its BorrowMoney.com and other brands and product offerings. The Company’s marketing efforts are designed to attract consumers to its websites and toll-free telephone numbers. Interested consumers complete inquiry forms, providing detailed information about themselves and the loans or other offerings they are seeking. The Company refers to such consumer inquiries as loan requests. The Company then matches these loan requests with lenders in its marketplace that are seeking to serve these consumers’ needs. The Company plans to generate revenue from these lenders, generally at the time of transmitting a loan request to them, in the form of a match fee. In certain instances, outside the mortgage business, the Company plans to charge other kinds of fees, such as closed loan or closed sale fees. In addition to its primary loan request data referral business, BorrowMoney also matches consumers with lenders via website clicks and calls for which the Company anticipates lenders paying either front-end or back-end fees.

The Company is continually working to improve the consumer experience. The Company has made investments in technologically-adept personnel and utilizes in-market real-time testing to improve its digital platforms. Additionally, the Company works with its lenders, including providing training and other resources, to improve the consumer experience throughout the loan process. Further, the Company has been building and improving its My BorrowMoney platform, which provides a relationship-based consumer experience, rather than just a transaction-based experience.

The Company generated $24,930 revenues for the year ending August 31, 2022 and $3,000 for the year ending August 31, 2021.

Evolution and Future Growth of Our Business

The Company has actively sought to expand the suite of loan and other product offerings it provides to consumers, in order to both leverage the applicability of the BorrowMoney.com brand as well as more fully serve the needs of consumers and lenders. The Company believes that consumers with existing BorrowMoney-branded associations will be more likely to utilize its other service offerings than those of other providers whose brands consumers may not recognize.

In October 2021, the Company completed its backend and software and continued its development with My BorrowMoney.com, a platform that offers a personalized loan comparison-shopping experience, by providing free credit scores and credit score analysis. The platform enables the Company to observe consumers’ credit profiles and then identify and alert them to loan and other credit-based offerings in its marketplace that may be more favorable than the loans they have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.

By expanding the Company’s portfolio of loans and other product offerings, it is growing and diversifying its business and sources of revenue. The Company intends to capitalize on its expertise in performance marketing, product development and technology and to leverage the widespread recognition of the BorrowMoney.com brand, in order to generate leads.

The Company believes the consumer and small business financial services industry has undergone a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. The Company believes that, like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. The Company believes the strength of its brands and of its lender network place the Company in a strong position to continue to benefit from this market shift.

Products

The Company currently reports its revenues in two product categories: (i) mortgage products and (ii) non-mortgage products. Non-mortgage products include credit cards, personal loans, home equity loans, reverse mortgage loans, auto loans, small business loans and student loans. Non-mortgage products also include deposit accounts, home improvement referrals and other credit products such as credit repair and debt settlement.

BorrowMoney.com does not charge individual consumers for the use of our services. Commercial loans may have certain service fees attached to their loans. Revenues from our mortgage products plan to be derived from lead generation fees paid by the Network Lenders that receive a loan request, and in some cases upfront fees for clicks or call transfers. Because a given loan request form can be matched with more than one Network Lender, up to five match fees may be generated from a single consumer loan request form. Revenues from the Company’s non-mortgage products plan to be derived from upfront match fees paid on delivery of a loan request, click or call and closed loan fees. For the Company’s products, the Company sends click traffic to issuers and anticipate being paid per approval.

Mortgage Products

The Company’s mortgage inquiry products category includes purchase and refinance products.

The Company partners with lenders throughout the United States to provide full geographic lending coverage and to offer a complete suite of loan offerings on our marketplace. To participate on its marketplace, lenders are required to enter into contracts that state the terms and conditions for such participation, although these contracts generally may be terminated for convenience by either party. The Company performs certain due diligence procedures on prospective new lenders, including screening against a national anti-fraud database maintained by the Mortgage Asset Research Institute, which helps manage risk exposure. The data is utilized to determine whether a lender and its principals are eligible to participate within the Company’s marketplace and have not been convicted of and/or penalized for fraudulent activity.

Consumers seeking mortgage loans through our loan marketplace can receive multiple conditional loan offers from participating lenders in response to a single loan request form. We refer to the process by which we match consumers and Network Lenders as the matching process. This matching process consists of the following steps:

1)	Loan Request. Consumers complete a single loan request form with information regarding the type of mortgage loan product they are seeking, loan preferences and other data. Consumers also consent to a soft inquiry regarding their credit.
2)	Loan Request Form Matching and Transmission. Our proprietary systems and technology match a given consumer’s loan request form data, credit profile and geographic location against certain pre-established criteria of Network Lenders, which may be modified from time to time. Once a given loan request passes through the matching process, the loan request is automatically transmitted to up to five participating Network Lenders.
3)	Lender Evaluation and Response. Network Lenders that receive a loan request form evaluate the information contained in it to determine whether to make a conditional loan offer.
4)	Communication of a Conditional Offer. All matched Network Lenders and any conditional offers are presented to the consumer upon completion of the loan request form. Consumers can return to the site and view their offer(s) at any time by logging in to their MyBorrowMoney.com profile. Additionally, matched lenders and offers are also sent to the email address associated with the consumer request.

The Company also offers consumers other mortgage marketplace products such as:

-	an alternative “short-form” matching process, which provides them with lender contact information rather than conditional offers from Network Lenders, and
-	a “rate table” loan marketplace, where consumers can enter their loan and credit profile and dynamically view real-time rates from lenders without entering their contact information.

Non-Mortgage Products

Lending Products. Other lending products which will soon be available on the Company’s online marketplace include information, tools and access to multiple conditional loan offers for the following:

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

The Company intends to continue adding new lending offerings for consumers, small businesses and lenders on its online marketplace, in order to grow and diversify its sources of revenue. The Company may develop such new offerings through internal product development efforts, strategic business relationships with third parties and/or acquisitions.

Other Products. Other products will be available in the future and will include information, tools and access to the following:

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

The Company refers to the various purchasers of leads from its other marketplaces as lead purchasers. The Company plans to generate revenue from the deposit account product from a consumer clicking from its website through to a financial institution’s website. The Company plans to generate revenue through the insurance products and real estate brokerage services through match fees paid to the Company by insurance lead aggregators and real estate brokers participating in its online marketplace. The Company plans to generate revenue from credit repair and debt relief services either through a fee for a customer referral to a service provider partner or through a fee at the time a consumer enrolls in a program with one of its partners. Revenue for home services is planned to be derived primarily through matching of leads to other home services lead aggregators.

Seasonality

The Company anticipates revenue in its lending business to be subject to cyclical and seasonal trends. Home sales (and purchase mortgages) typically rise during the spring and summer months and decline during the fall and winter months, while refinancing and home equity activity is principally driven by mortgage interest rates as well as real estate values. However, in certain historical periods, additional factors affecting the mortgage and real estate markets, such as the 2008-2009 financial crisis and ensuing recession, have impacted customary seasonal trends.

The Company anticipates revenue in its newer products will be cyclical as well; however, the Company has limited historical data to predict the nature and magnitude of this cyclicality. Based on industry data, the Company anticipates that as its personal loan product matures, will experience less consumer demand during the fourth and first quarters of each year. The Company anticipates higher consumer demand for deposit accounts in the first quarter of each year. The majority of consumer demand for student loan products occurs in the third quarter coinciding with collegiate enrollment in late summer. Other factors affecting its businesses include macro factors such as credit availability in the market, interest rates, the strength of the economy and employment.

Competition

The Company competes with other online marketing companies, including online intermediaries that operate network-type arrangements. The Company also faces competition from lenders that source consumer loan originations directly. These companies typically operate consumer-branded websites and attract consumers via online banner ads, keyword placement on search engines, direct mail, television ads, retail branches, realtors, brokers, radio and other sources, partnerships with affiliates and business development arrangements with others, including major online portals.

Product Development

The Company invests in the continued development of both new and existing products to enhance the experiences of consumers and lenders as they interact with the Company.

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

Regulation and Legal Compliance

The goal of the Company’s businesses is to market and provide services in heavily regulated industries through a number of different online and offline channels across the United States. As a result, the Company is subject to a variety of statutes, rules, regulations, policies and procedures in various jurisdictions in the United States, including:

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

Intellectual Property

The Company believes that its intellectual property rights are vital to its success. To protect its intellectual property rights in its brand, technology, products, improvements, and inventions, the Company relies on a combination of trademarks, trade secrets, patents and other laws, and contractual restrictions on disclosure, including confidentiality agreements with strategic partners, employees, consultants and other third parties. As new or improved proprietary technologies are developed or inventions are identified, the Company plans to seek patent protection in the United States and abroad, as appropriate.

Many of the Company’s services are offered under proprietary trademarks and service marks. The Company generally applies to register or secure, by contract its principal trademarks and service marks as they are developed and used.

The Company reserves and registers its domain names when and where deemed appropriate, and currently have over 30 registered domain names. The Company also has agreements with third parties that provide for the licensing of patented and proprietary technology used in its business.

From time to time, the Company may be subjected to legal proceedings and claims, or threatened legal proceedings or claims, including allegations of infringement of third-party trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, the use of litigation and other dispute resolution processes, such as Uniform Domain Name Dispute Resolution, may be necessary for the Company to enforce its intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect its business, financial condition, and results of operations.

Employees

None

Additional Information

Website and Public Filings

The Company maintains a corporate website at BorrowMoney.com and an investor relations website at www.borrowmoney.com/investor-relations. None of the information on the website is incorporated by reference in this report, or in any other filings with, or in any information furnished or submitted to, the SEC.

The Company makes available, free of charge through its website, reports on Forms 10-K, 10-Q and 8-K, proxy statements for annual stockholders’ meetings and beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after the Company files such materials with, or furnish such materials to, the SEC.

Code of Business Conduct and Ethics

The Company’s code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on the Company’s website at borrowmoney.com/investor-relations.

ITEM 1A. Risk Factors

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

The above statement notwithstanding, stockholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, including those risk factors contained in the most recent Registration Statements on Form S-1, as amended. These risks include, among others: limited assets, lack of significant revenues and only losses since inception, industry risks, dependence on third party manufacturers/suppliers and the need for additional capital. The Company’s management is aware of these risks and has established the minimum controls and procedures to ensure adequate risk assessment and execution to reduce loss exposure.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal executive offices are located in a Fort Lauderdale, Florida.

Item 3. Legal Proceedings

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

On March 22, 2022 the Company was served a summons, filed March 18, 2022, related to a civil lawsuit by Ajuni Properties, LLC. (plaintiff) versus BorrowMoney.Com, Inc. (defendant). The claim relates to the nonpayment of leased office space and the amount of claim is between $15,000 - $30,000.

On March 27, 2022 the Company was served a summons, filed March 18, 2022, related to a civil lawsuit by Harthorne Capital, Inc. (plaintiff) versus BorrowMoney.Com, Inc. (defendant). The claim relates to the outstanding line of credit and the amount of claim is between $8,000 - $15,000.

On June 21, 2022, Andrew Trumbach filed an action against BorrowMoney.Com for breach of contract and unpaid wages arising out of an alleged business arrangement between himself and BorrowMoney.Com. Mr. Trumbach’s amount of claim is over $100,000.

The Company is disputing the claims filed March 18, 2022 by Ajuni Properties, LLC and by Harthorne Capital, Inc. and has recently granted a motion to consolidate both claims. The Company is proceeding to file a counter claim.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The trading price of the Company’s common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond the Company’s control.

The Company’s common stock trades on a limited and sporadic basis and should not be deemed to constitute an established public trading market. There may not be liquidity in the common stock.

The following table sets forth the high and low sale prices for the period from September 1, 2021, though August 31, 2022. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year	Period	High Sales Price	Low Sales Price
2022	First Quarter (Sep 1, 2021, to Nov 30, 2021)	$0.88	$0.37
2022	Second Quarter (Dec 1, 2021, to Feb 28, 2022)	$0.51	$0.30
2022	Third Quarter (Mar 1, 2022, to May 31, 2022)	$0.33	$0.30
2022	Fourth Quarter (Jun 1, 2022, to Aug 31, 2022)	$0.30	$0.03

Dividends

The Company has never paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business. Consequently, the Company does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon its results of operations, as well as its short-term and long-term cash availability, working capital, working capital needs, and other factors as determined by its Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on its ability to pay dividends if the Company was to decide to declare and pay dividends.

Holders of Our Common Stock

As of the date of this Annual Report, the Company had 79 stockholders of common stock, not including any persons who hold their stock in “street name”.

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

These disclosure requirements may have the effect of reducing the trading activity for its common stock should the stock ever be traded on a public market. Therefore, stockholders may have difficulty selling the securities.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

The Company claims an exemption from registration for the grant/issuance and sales described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing grant/issuance did not involve a public offering, the recipients were “accredited investors” and/or had access to similar information as would be included in a Registration Statement under the Securities Act. The securities were offered without any general solicitation by the Company or its representatives. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Company does not have any recent purchases of equity securities.

Item 6. Selected Financial Data

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information specifies certain forward-looking statements of management of the Company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been complied by our management and considered by management to be reasonable. The Company’s future operating results, however, are impossible to predict and no representation, guaranty or warranty is to be inferred from those forward-looking statements.

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

Overview

BorrowMoney.com, Inc. operates as a leading online loan marketplace for consumers seeking loans and other credit-based offerings. The Company offers borrowers “screened lenders” and takes steps to ensure the lender’s trustworthiness and legitimacy. The Company provides institutional lenders with innovative digital solutions by offering fintech technologically advanced gathered leads through an exclusive proprietary platform. Its online marketplace provides consumers with access to product offerings from our Network Lenders, including mortgage loans, home equity loans and lines of credit, reverse mortgage loans, auto loans, credit cards, deposit accounts, personal loans, student loans, small business loans and other related offerings. In addition, we offer tools and resources, including free credit scores that facilitate comparison shopping for these loans, deposits and other credit-based offerings. We seek to match consumers with multiple lenders, who can provide them with competing quotes for the product they are seeking.

The Company also serves as a valued partner to lenders seeking an efficient, scalable and flexible source of customer acquisition with directly measurable benefits, by matching the consumer inquiries we generate with these lenders.

The BorrowMoney.com platform offers a personalized loan comparison-shopping experience by providing free credit scores and credit score analysis. This platform enables us to observe consumers’ credit profiles and then identify and alert them to loan and other credit-based opportunities on our marketplace that may be more favorable than the loans they may have at a given point in time. This is designed to provide consumers with measurable savings opportunities over their lifetimes.

In addition to operating its core mortgage inquiry and leads business, the Company is focused on growing its non-mortgage lending businesses and developing new product offerings and enhancements to improve the experiences that consumers and lenders have as they interact with us. By expanding its portfolio of loans and other product offerings, the Company is growing and diversifying its business and sources of revenue. The Company intends to capitalize on its expertise in performance marketing, product development and technology, and to leverage the widespread recognition of the BorrowMoney.com brand to affect this strategy.

The Company believes the consumer and small business financial services industry is in the early stages of a fundamental shift to online product offerings, similar to the shift that started in retail and travel many years ago and is now well established. The Company believes that like retail and travel, as consumers continue to move towards online shopping and transactions for financial services, suppliers will increasingly shift their product offerings and advertising budgets toward the online channel. The Company believes the strength of its brands and its lender network, place the Company in a strong position to continue to benefit from this market shift.

BorrowMoney.com, Inc.’s main objective is to provide lead generation services to the mortgage and loan lenders. BorrowMoney.com, Inc.’s business model envisions providing current, qualified leads to local lending institutions nationwide. These leads will represent qualified borrowers in targeted zip code locations where the lender conducts business. The Company’s internet platform offers a portal geared toward providing services to lending institutions who would be its customers. The key function of the Company’s platform is to provide qualified leads to local mortgage and lending professionals. The Company generates customer inquiries using various marketing methods. The Company also sells advertising space on its website and creates revenue through the sale of advertisement space, membership fees and lead packages.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period until we are no longer an “emerging growth company.”

The Company will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in which the Company has total annual gross revenue of at least $1.07 billion, or (b) in which is deemed to be a large accelerated filer, which means the market value of common stock that is held by non-affiliates exceeds $700 million as (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Limited Operating History

The Company has not previously demonstrated that it will be able to expand its business through an increased investment in its product lines and/or marketing efforts. The Company cannot guarantee that the expansion efforts described in this report will be successful. The Company’s business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of its products and/or sales methods.

Management Changes

On December 28, 2021, the Board of Directors of BorrowMoney.com, Inc. accepted Andrew Trumbach’s resignation as Officer and Director of BorrowMoney.com, Inc.

On March 18, 2022, the Board of Directors of BorrowMoney.com, Inc. accepted Houston Reid’s resignation as Officer and Director of BorrowMoney.com, Inc.

On September 30, 2022 the Board of Directors of BorrowMoney.com, Inc. accepted Robert Carrington’s resignation as Officer and Director of BorrowMoney.com, Inc.

Plan of Operations

The Company has completed its technology platform. The Company is now entering its operational phase which includes contracting business loan, mortgage and personal loan lenders for geographic areas using ZIP Codes. In addition to expanding its network of lenders over the next 12 months, the Company intends to continue optimizing and enhancing its Internet-based platform to focus on lead generation and generating additional revenues for the marketplace services. The Company’s mission is to be the premier loan lead generation company. The budget for the next 12 months is estimated to be $500,000, which is expected to come from friends, family, and officers. A breakdown of the estimated cost for our next 12 months of operation are as follows:

	(000’s	)
Legal and Professional Fees	$50.0
Web Hosting Service, and Maintenance	8.0
Subcontracting Services	280.0
Office Expenses	5.0
IT Maintenance and Service	10.0
Domain Names Hosting, Service and Maintenance	2.5
Website Development and Related Service	15.0
Licenses and Permits	3.5
Marketing and Advertising	50.0
Bank Charges and Credit Card Processing Fees	3.0
Rent	25.0
Dues and Subscriptions	7.5
Computer Expenses	5.0
Transfer and Recording Costs	10.0
Office Space Rent	22.0
Telephone Service	3.5
Total	$500.0

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

Results of Operations

The Company had $24,930 in revenues for the year ended August 31, 2022 and $3,000 for the year ended August 31, 2021. Operating expenses for the year ended August 31, 2022 were $121,552 compared to $155,923 for the year ended August 31, 2021. Other expense for the year ended August 31, 2022 was $643,302 compared to $42,862 for the year ended August 31, 2021. The increase in other expense was primarily due to fees of $605,111 incurred in the second quarter, related to the settlement with William Coburn, which was settled with the issuance of unrestricted common stock.

The following table provides selected financial data about the Company as of August 31, 2022, and August 31, 2021.

Balance Sheet Date (000’s)	August 31, 2022	August 31, 2021

Cash	$4.0	$9.3
Total Assets	$4.0	$9.3
Total Liabilities	$681.9	$635.3
Stockholders’ Deficit	$(677.9)	$(626.0)
Working Capital Deficit	$(677.9)	$(626.0)

As of August 31, 2022, the Company’s cash balance was $4,025 compared to $9,316 as of August 31, 2021, and our total assets as of August 31, 2022, was $4,025.

As of August 31, 2022, the Company had total liabilities of $681.9k compared with total liabilities of $635.3k as of August 31, 2021. The increase in total liabilities for the year ended August 31, 2022, was primarily the result of an increase in accrued interest and notes, an increase in legal expense accrual and due to related party, as well as an advance on a line of credit.

The Company had $63.4k of cash used in operating activities for the year ended August 31, 2022, compared to $144.2k of cash used in operating activities for the year ended August 31, 2021.

The Company had $58.2k of cash provided by financing activities for the year ended August 31, 2022, compared to $145.7k of cash provided by financing activities for the year ended August 31, 2021. Cash provided by financing activities was primarily proceeds from stock sale and related party loans.

Financial Position, Liquidity and Capital Resource

As of August 31, 2022, all cash loaned to the Company to pay its operating and development expenses has been furnished by loans from its founder and President, Aldo Piscitello, as well as from the sale of equity and advances by related parties and advances from a line of credit. Additionally, the Company anticipates selling shares of the Company through a private offering of its securities to supplement its capital requirements in the future, as funding is needed.

Interest expense of $38,191 and $42,862 for the years ended August 31, 2022, and 2021, respectively, was the result of accruals related to shareholder and related party.

Plan of Operation and Funding

During the next twelve months, the Company anticipates that its principal sources of funding will comprise of proceeds from sales of common stock, revenue generated from our operations, and additional debt, if needed.

Critical Accounting Policies

The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements. The Company has consistently applied these policies in all material respects. The Company does not believe that its operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree.

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on August 31, 2022 and August 31, 2021.

Revenue Recognition - The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customer”. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

Going Concern

Because the Company has suffered recurring losses from operations and negative operating cash flows, there is substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on Management’s plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined by Rule 229.10(f) (1) of Regulation S-K, the Company is not required to provide the information required by this Item. The Company has chosen to disclose, however, that it has not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Borrowmoney.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Borrowmoney.com, Inc (the Company) as of August 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flow for the years ended August 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

November 27, 2022

PCAOB ID: 3289

BorrowMoney.com, Inc.

Consolidated Balance Sheets

	August 31, 2022	August 31, 2021
Assets

Cash	$4,025	$9,316

Total current assets	4,025	9,316

Total Assets	$4,025	$9,316

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$31,075	$33,904
Line of credit – related party	13,033	11,254
Accrued interest	160,353	123,940
Due to related party	14,738	12,743
Note payable-related party, current portion	462,744	453,461
Total current liabilities	681,943	635,302

Total Liabilities	681,943	635,302

Commitments and Contingencies (see note 6)

Stockholders’ deficit:
Preferred stock, 100,000,000 $0.001 par value shares authorized none issued and outstanding at August 31, 2022, and 2021	-	-
Common stock, 500,000,000 shares authorized $0.001 par value; 111,619,561 and 109,475,000 shares issued and outstanding on August 31, 2022 and 2021, respectively	111,619	109,475
Stock subscription receivable	(4,000)	(4,000)
Additional paid-in capital	1,037,873	350,475
Accumulated deficit	(1,823,410)	(1,081,936)
Total stockholders’ deficit	(677,918)	(625,986)

Total Liabilities and Stockholders’ Deficit	$4,025	$9,316

The accompanying notes to the financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

	For the year ended	For the year ended
	August 31, 2022	August 31, 2021

Revenue	$24,930	$3,000

Cost of goods sold	1,550	-

Gross Profit	23,380	3,000

Operating expenses:

Professional fees	47,386	35,434
Legal fees	21,672	25,077
General and administrative	52,494	95,412
Total operating expenses	121,552	155,923

Loss from operations	(98,172)	(152,923)

Other income (expense):
Arbitration settlement	(605,111)	-
Interest expense	(38,191)	(42,862)
Total other expenses	(643,302)	(42,862)

Net loss before income taxes	(741,474)	(195,785)

Income tax expense	-	-

Net loss	$(741,474)	$(195,785)

Basic and diluted per common share amounts:
Basic and diluted net loss per share	$(0.01)	$0.00

Weighted average common shares outstanding (basic and diluted)	110,592,620	109,204,507

The accompanying notes to the financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional	Stock		Total
	Shares	Common Stock	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Deficit

Balance at August 31, 2020	109,165,000	$109,165	$190,785	$(4,000)	$(886,151)	$(590,201)

Shares issued for cash	310,000	310	159,690	-	-	160,000

Net loss	-	-	-	-	(195,785)	(195,785)

Balance at August 31, 2021	109,475,000	109,475	350,475	(4,000)	(1,081,936)	(625,986)

Shares issued for cash	118,200	118	44,982	-	-	45,100
Shares issued for services	50,633	50	28,314	-	-	28,364
Shares issued for legal settlement	1,975,728	1,976	614,102	-	-	616,078
Net loss	-	-	-	-	(741,474)	(741,474)

Balance at August 31, 2022	111,619,561	$111,619	$1,037,873	$(4,000)	$(1,823,410)	$(677,918)

The accompanying notes to the financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Statements of Cash Flows

	For the year ended	For the year ended
	August 31, 2022	August 31, 2021
Cash flows from operating activities:
Net loss	$(741,474)	$(195,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - arbitration settlement	605,111	-
Stock based compensation - other	39,331	-
Changes in net assets and liabilities
Accounts payable and accrued expenses	(2,829)	9,455
Accrued interest	36,413	42,143
Cash used in operating activities	(63,448)	(144,187)

Cash flows from financing activities:
Net change in note payable - related party	9,283	(38,286)
Net change in due to related party	1,995	12,743
Net change in line of credit – related party	1,779	11,254
Proceeds from sale of common stock	45,100	160,000
Cash provided by financing activities	58,157	145,711

Net change in cash	(5,291)	1,524
Cash-beginning of period	9,316	7,792
Cash-end of period	$4,025	$9,316

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these financial statements

BORROWMONEY.COM, INC.

Notes to the Financial Statements

For the Years Ended August 31, 2022, and 2021

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

BorrowMoney.com, Inc. (the “Company”), a Florida corporation formed in 2015, provides an internet-based platform that can match mortgage and loan providers with prospective borrowers. The Company offers to borrowers “screened lenders” and ensures the lenders trustworthiness and legitimacy. The Company provides institutional lenders with innovative digital solutions by offering fintech technologically advanced gathered leads through an exclusive proprietary platform.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Going Concern - The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned $24,930 in revenue for the year ended August 31, 2022 and $3,000 for the year ended August 31, 2021.

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

Reclassification of Prior Year Items - The Company reflected the reclassification of prior year items in order to be consistent with current period breakouts.

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

Risks and Uncertainties - The Company intends to operate in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory, and other risks associated with an emerging business, including the potential risk of business failure.

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on August 31, 2022 and August 31, 2021.

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

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and notes payable. Management estimates that the fair value of the notes payable does not differ materially from the aggregate carrying value of these financial instruments recorded (at cost) in the accompanying balance sheets. The Company has financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of cash, payables, and debt. The carrying value of cash and payables, approximate their fair values due to their short-term nature. Considerable judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal years ended August 31, 2022, and 2021 there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Revenue Recognition - The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customer”. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

Costs to Obtain Customer Contracts

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit. The Company determined the period of benefit by taking into consideration the length of its customer contracts, its technology lifecycle, and other factors. Amortization expense is recorded in sales and marketing expense within the statement of operations. Historically the Company has not incurred incremental cost to acquire customer contracts.

Stock-Based Awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal years ended August 31, 2022 and August 31, 2021, no awards were granted.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of August 31, 2022 the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

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

Loss Per Common Share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2022 and August 31, 2021 there were 50,000 warrants and no potentially dilutive securities outstanding, respectively, all of which were excluded from loss per share calculation due to their anti-dilutive effect.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

In connection with a related party promissory note, the Company has an accrued interest obligation as of August 31, 2022, and August 31, 2021 of $160,353 and $123,940, respectively. The note was due on September 1, 2021 and was not paid off due to limited capital. As such, the parties agreed to continue the note at 8% until sufficient funds are available to pay off the loan. As of August 31, 2022, and 2021, the outstanding principal balance was $462,744 and $453,461, respectively.

The Company utilizes approximately 1,500 square feet of office space in 512 Bayshore Dr, Fort Lauderdale Florida. The space is owned by the President and is provided without charge to the Company. In addition, the Company utilized approximately 1,200 square feet of office space at 4403 Peters Road, Fort Lauderdale, Florida for at a total rental charge of $14,500 for the year ending August 31, 2021. The Company did not utilize the space in 2022.

The Company obtained a line of credit from a Delaware Corporation (owned by the former CFO) on November 30, 2020. Total advanced under this line of credit, to include interest, is $13,033 for the year ending August 31, 2022 and $11,254 for the year ending August 31, 2021. The line matured on November 25, 2021 and carries a default interest rate of 17%.

NOTE 4 - EQUITY

Common Stock Warrants

In July 2019, the Company granted common stock warrants to purchase 50,000 shares of common stock to a service provider. The warrants have a 4.4 year term and an exercise price of $0.10 per share. The warrants are fully earned upon issuance and become exercisable on January 1, 2020. As of August 31, 2022, the warrants have not been exercised. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: stock price, $1.00, exercise price, $0.10, term remaining 4.4 years, volatility 292%, annual risk-free interest rate, 1.8%.

As of August 31, 2022, the Company valued the warrants using the Black-Scholes model with the following key assumptions: stock price, $0.0325, exercise price, $0.10, term remaining 0.8 year, volatility 52.5%, annual risk-free interest rate, 0.5%. At August 31, 2022 there was $0 in intrinsic value of outstanding stock warrants.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of August 31, 2022, and 2021.

NOTE 5 – INCOME TAXES

The Company has approximately $1,702,816 as of August 31, 2022, in available net operating loss (NOL) carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2040. The Company has adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. The Company has determined it is more likely than not that these timing differences will not materialize and have provided a valuation allowance against its entire net deferred tax asset of approximately $439,536.

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

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

The components of the current and deferred provision at August 31, 2022 and 2021 were as follows:

Following is a summary of the components giving rise to the tax provision.

	August 31, 2022	August 31, 2021
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable:	-	-

Increase (decrease) in Deferred:
Federal	(155,710)	(41,115)
State	(40,781)	(6,931)
Total Deferred:	(196,491)	(48,046)
Allowance	196,491	48,046
Net deferred	-	-
Total income tax provision (benefit)	$-	$-

	August 31, 2022	August 31, 2021
Individual components giving rise to the deferred tax assets are as follows:
Futures tax benefit arising from net operating loss carryovers	$439,536	$243,046
Less valuation allowance	(439,536)	(243,046)
Net deferred	$-	$-

For the fiscal years ended August 31, 2022 and 2021, the valuation allowance increased primarily as a result of the increase in net operating losses. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

NOL Carryforwards and Other Matters

The Company files income tax returns in the U.S. federal jurisdiction and the state of Florida. The Company’s federal and state tax years for the 2019 fiscal year and forward are subject to examination by taxing authorities.

The Company did not have any unrecognized tax benefits as of August 31, 2022, and 2021. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The item accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year	For the Year
	Ended	Ended
	August 31, 2022	August 31, 2021
Income tax at federal statutory rate	(21.00)%	(21.00)%
State tax, net of federal effect	(5.50)%	(3.54)%
	(26.50)%	(24.56)%
Valuation allowance	26.50%	24.56%
Effective rate	0.00%	0.00%

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

On March 22, 2022 the Company was served a summons, filed March 18, 2022, related to a civil lawsuit by Ajuni Properties, LLC. (plaintiff) versus BorrowMoney.Com, Inc. (defendant). The claim relates to the nonpayment of leased office space and the amount of claim is between $15,000 - $30,000. The Company has reflected an accrual on its balance sheet of approximately $14,000.

On March 27, 2022 the Company was served a summons, filed March 18, 2022, related to a civil lawsuit by Harthorne Capital, Inc. (plaintiff) versus BorrowMoney.Com, Inc. (defendant). The claim relates to the outstanding line of credit and the amount of claim is between $8,000 - $15,000. The Company currently reflects the outstanding balance of $13,490 on its balance sheet under the line item – Line of credit – related party.

On June 21, 2022, Andrew Trumbach filed an action against BorrowMoney.Com for breach of contract and unpaid wages arising out of an alleged business arrangement between himself and BorrowMoney.Com. Mr. Trumbach’s amount of claim is over $100,000. The Company has decided not to accrue any amount related to the claim, as it believes the claim lacks any arguable basis.

NOTE 7 – LEGAL SETTLEMENT

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through November 27, 2022, the date the financial statements were available to be issued. There are no subsequent events to report.

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

The Company does not expect that its disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Management assessed the effectiveness of its internal control over financial reporting as of August 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management concluded that its internal control over financial reporting was not effective as of August 31, 2022, due to the existence of the material weaknesses as of August 31, 2022, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

●	Because of the Company’s limited resources, there are limited controls over information processing.

●	There is an inadequate segregation of duties consistent with control objectives. The Company’s management is composed of only one person, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, the Company would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.

●	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

●	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by its management, the Company does not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day-to-day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Management believes that the material weaknesses set forth above were the result of the scale of its operations and are intrinsic to its small size. Management believes these weaknesses did not have a material effect on its financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

Management will continue to monitor and evaluate the effectiveness of its internal controls and procedures and its internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Changes in Internal Controls over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting, during the year ended August 31, 2022, that have been materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Title	Held Position Since
Aldo Piscitello	70	Director	August, 2010
Svetlana Coliban	34	Director	November 2018

The name, age and position of the Company’s officer(s) are set forth below:

Name	Age	Title	Held Position Since
Aldo Piscitello	70	President/CEO/Secretary/Treasurer	August, 2010

The following information sets forth the backgrounds and business experience of our directors and executive officers.

Bios of Officers and Directors

Aldo Piscitello – President, CEO, CFO, Secretary, Treasurer and Chairman

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

Employment Agreements

The Company has no formal employment agreements with any of its directors or officers.

Family Relationships

Aldo Piscitello, Director, CEO, CFO and Svetlana Coliban, Director, are husband and wife. There are no family relationships between any of the other directors, executive officers and proposed directors or executive officers.

Term of Office

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed by the Board of Directors and hold their positions at the will of the Board of Directors.

Board Leadership Structure

The Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. The current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), Mr. Piscitello. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. Piscitello possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, particularly during periods of turbulent economic and industry conditions.

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

Arrangements between Officers and Directors

To the Company’s knowledge, there is no arrangement or understanding between any of its officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No director of the Company is also a director of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of its directors or executive officers were involved in any of the following during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

The Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does the Company have a written nominating, compensation or audit committee charter. The directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by its Board of Directors.

Stockholder Communications with the Board

A stockholder who wishes to communicate with the Board of Directors may do so by directing a written request addressed to the Company’s Secretary, 512 Bayshore Drive, Fort Lauderdale, Florida, 33304, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for its files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” the Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

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

Director Independence

The Company is not required to have independent members of its Board of Directors.

As described above, the Company does not have a separately designated audit, nominating or compensation committee.

Code of Ethics

The Company’s code of business conduct and ethics, which applies to all employees, including all executive officers and senior financial officers and directors, is posted on its website at https://www.borrowmoney.com/investor-relations.

Board and Committee Meetings

The Board of Directors held no formal meetings during the year ended August 31, 2022. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to applicable and the Company’s Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2022, the Company did not affect any material changes to the procedures by which its stockholders may recommend nominees to the Board of Directors. The Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by its stockholders. The Board of Directors has determined that it is in the best position to evaluate the company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on its Board of Directors. If stockholders wish to recommend candidates directly to its board, they may do so by sending communications to the president of the Company at the address on the cover of this annual report.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation of (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level; (ii) our two most highly compensated executive officers other than the CEO who were serving as executive officers at the end of the last completed fiscal year, if any; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

Salaries paid in 2022 and 2021*

Aldo Piscitello – Director, Chief Executive Officer, CFO, Secretary, Treasurer, and President	2022	-
	2021	-
Andrew Trumbach – Past CFO	2021	$21,000
Houston Reid – Past COO	2021	$9,767

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. There have been no changes in the Company’s compensation policies since August 31, 2022.

Compensation Discussion and Analysis/Employment and Other Agreements

The Company’s directors and executive officers did not receive an employment salary during the fiscal year ended August 31, 2022. During the fiscal year ended August 31, 2021, received $30,767 for services rendered to the Company.

Stock Option Grants

To date, the Company has not granted any stock options to any officer or director or any other employee. The Company has not adopted any stock option or any other similar compensation plan.

Director Compensation

During 2022, Directors were entitled to reimbursement for expenses in attending meetings, but received no other compensation for services as Directors. Directors who were employees, were entitled to receive compensation for services other than as director. No compensation has been paid to Directors for services. There were no formal or informal arrangements or agreements to compensate Directors for services provided as a director during 2022.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to its directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of August 31, 2022 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock, based on 111,619,561 shares outstanding as of August 31, 2022, (ii) each of the directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. The Company believes that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of August 31, 2022, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

The Company believes that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 512 Bayshore Drive, Fort Lauderdale, Florida, 33304.

Name	Number of Common Stock Shares Beneficially Owned	Percent of Common Stock

Aldo Piscitello	100,000,000	89.59%
Svetlana Coliban	-	-

All of the officers and directors as a group	100,000,000	89.59%

Change in Control Arrangements

The Company is not aware of any arrangements that could result in a change of control

Stock Incentive Plans

To date, the Company has not adopted any stock incentive or equity incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed below, there have been no transactions since September 1, 2022, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of the Company’s outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

The principal stockholder and President have funded the company via loans from time to time. As of August 31, 2022, the total amount of such lending was $462,744. Such amount was memorialized as a note payable by the Company with interest at the rate of eight (8%) per annum, which is payable on demand. In connection with the note, the Company has an accrued interest obligation as of August 31, 2022 of $160,353.

The past CFO advanced $13,330, as of August 31, 2022, under a line of credit from a company owned by the past CFO.

Review, Approval and Ratification of Related Party Transactions

Given the Company’s small size and limited financial resources, has not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with its executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by the Board of Directors. In connection with the approval of the transactions described above, the Board of Directors took into account various factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

The Company intends to establish formal policies and procedures in the future, once the Company has sufficient resources and have appointed additional directors. On a moving forward basis, the Board of Directors will continue to approve any related party transaction based on the criteria set forth above.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2022 and for fiscal year ended August 31, 2021 for the audit of the Company’s annual financial statements and review of the financial statements, included in the Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings, or engagements for these fiscal periods are as follows:

	Accell Audit &
	Compliance P.A.
	August 31,
	2022	2021
Audit & Related Fees	$20,525	$32,500
Tax Fees	-	-
	$20,525	$32,500

The Board of Directors pre-approves all services provided by its independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

The Board of Directors has considered the nature and amount of fees billed by the independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining its independent auditors’ independence.

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

BorrowMoney.com, Inc.

Dated: November 28, 2022	By:	/s/ Aldo Piscitello
Aldo Piscitello
Chief Executive Officer, CFO and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1933, this registrant statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Aldo Piscitello	Chief Executive Officer, CFO	November 28, 2022
Aldo Piscitello	Chairman of Board of Directors

/s/ Svetlana Coliban	Director	November 28, 2022
Svetlana Coliban

EXHIBIT INDEX

Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	File No.
3.1	Articles of Incorporation of Sports.Com, Inc.		S-1/A	3.1	333-208854
3.2	Articles of Amendment to Articles of Incorporation changing the name of the Company to Lumigene Corporation		S-1/A	3.2	333-208854
3.3	Articles of Amendment to Articles of Incorporation changing the name of the Company to IBMS, Inc.		S-1/A	3.4	333-208854
3.4	Articles of Amendment to Articles of Incorporation changing the name of the Company to Horizon Group Holdings, Inc.		S-1/A	3.3	333-208854
2.5	Articles of Amendment to Articles of Incorporation changing the name of the Company to BorrowMoney.com, Inc.		S-1/A	3.5	333-208854
2.6	Amended Bylaws		S-1/A	3.6	333-208854
10.1	Line of Credit Promissory Note in the amount of $500,000 payable to Aldo Piscitello dated March 21, 2013		S-1/A	10.1	333-208854
10.2	Written Description by E-Wiz Solutions, Inc.		S-1/A	10.2	333-208854
10.3	Demand Note payable to Aldo Piscitello dated March 1, 2017		S-1/A	10.3	333-208854
10.4*	Form of Service Warrants (July 2019)	X
10.5*	Form of Subscription Agreement (September 2019)	X
14.1*	Code of Ethics	X
21.1	Subsidiaries		S-1/A	21.1	333-208854
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

