Form 10-Q
period 2022-11-30
BorrowMoney.com, Inc.
filed 2023-01-12
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Balance Sheet

	(Unaudited) November 30, 2022	August 31, 2022
Assets

Cash	$14,572	$4,025

Total current assets	14,572	4,025

Total Assets	$14,572	$4,025

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$30,521	$31,075
Line of credit – related party	13,033	13,033
Accrued Interest	170,134	160,353
Due to related party	13,490	14,738
Note payable - related party, current portion	503,242	462,744
Total current liabilities	730,420	681,943

Total liabilities	$730,420	$681,943

Commitments and Contingencies (see Note 6)

Stockholders’ deficit:
Preferred stock, 100,000,000 $0.001 par value shares authorized none issued or outstanding	-	-
Common stock, 500,000,000 shares authorized $0.001 par value; 111,619,561 issued and outstanding	111,619	111,619
Stock subscription receivable	(4,000)	(4,000)
Additional paid-in capital	1,037,873	1,037,873
Accumulated deficit	(1,861,340)	(1,823,410)
Total stockholders’ deficit	(715,848)	(677,918)

Total Liabilities and Stockholders’ Deficit	$14,572	$4,025

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	November 30, 2022	November 30, 2021

Revenue	$-	$3,600

Operating expenses:
General and administrative	28,150	19,168
Total operating expenses	28,150	19,168

Income (loss) from operations	(28,150)	(15,568)

Other expense:
Interest expense	9,780	9,397
Total other expenses	9,780	9,397

Net loss before income taxes	(37,930)	(24,965)
Income taxes	-	-

Net loss	$(37,930)	$(24,965)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	111,619,561	109,484,451

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Stock		Total
	Shares	Common Stock	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Deficit

Balance at August 31, 2021	109,475,000	$109,475	$350,475	$(4,000)	$(1,081,936)	$(625,986)
Shares issued for cash	20,000	20	9,980	-	-	10,000
Net loss	-	-	-	-	(24,965)	(24,965)
Balance at November 30, 2021	109,495,000	109,495	360,455	(4,000)	(1,106,901)	(640,951)
Balance at August 31, 2022	111,619,561	111,619	1,037,873	(4,000)	(1,823,410)	(677,918)
Net loss	-	-	-	-	(37,930)	(37,930)
Balance at November 30, 2022	111,619,561	$111,619	$1,037,873	$(4,000)	$(1,861,340)	$(715,848)

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Cash Flows

(unaudited)

	For the three months ended	For the three months ended
	November 30, 2022	November 30, 2021
Cash flows from operating activities:
Net loss	$(37,930)	$(24,965)
Changes in net assets and liabilities
Accounts payable and accrued expenses	(554)	(933)
Accrued interest	9,781	9,170
Cash used in operating activities:	(28,703)	(16,728)

Cash flows from financing activities:
Proceeds from line of credit – related party	-	228
Proceeds from sale of common stock	-	10,000
Proceeds from note payable-related party	39,250	2,500
Cash provided by financing activities	39,250	12,728

Change in cash	10,547	(4,000)
Cash- beginning of period	4,025	9,316
Cash-end of period	$14,572	$5,316

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited interim financial statements

BORROWMONEY.COM, INC.

Notes to the Financial Statements

November 30, 2022

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

The interim unaudited financial statements as of November 30, 2022, and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes filed with the SEC for the year ended August 31, 2022.

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on November 30, 2022 and August 31, 2022.

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

Stock-Based Awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No awards were granted for the three months ended November 30, 2022 and the year ended August 31, 2022.

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

Loss Per Common Share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2022 and August 31, 2022, there were 50,000 warrants and no potentially dilutive securities outstanding, respectively, all of which were excluded from loss per share calculation due to their anti-dilutive effect.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

In connection with a related party promissory note, the Company has an accrued interest obligation as of November 30, 2022, and August 31, 2022 of $170,134 and $160,353, respectively. The note was due on September 1, 2021and was not paid off due to limited capital. As such, the parties agreed to continue the note at 8% until sufficient funds are available to pay off the loan. As of November 30, 2022 and August 31, 2022, the outstanding principal balance was $503,242 and $462,744, respectively.

The Company utilizes approximately 1,500 square feet of office space in 512 Bayshore Dr, Fort Lauderdale Florida. The space is owned by the President and is provided without charge to the Company.

The Company obtained a line of credit from a Delaware Corporation (owned by the outgoing CFO) on November 30, 2020. Total advanced and accrued interest under this line of credit is $13,033 for the period ending November 30, 2022 and $13,033 for the year ending August 31, 2022. The line matured on November 25, 2021 and carries a default interest rate of 17%.

NOTE 4 - EQUITY

Common Stock Warrants

In July 2019, the Company granted common stock warrants to purchase 50,000 shares of common stock to a service provider. The warrants have a 4.4 year term and an exercise price of $0.10 per share. The warrants are fully earned upon issuance and become exercisable on January 1, 2020. As of November 30, 2022, the warrants have not been exercised. The Company initially valued the warrants using the Black-Scholes model with the following key assumptions: stock price, $1.00, exercise price, $0.10, term remaining, 4.4 years, volatility, 292%, annual risk-free interest rate, 1.8%.

As of November 30, 2022, the Company valued the warrants using the Black-Scholes model with the following key assumptions: stock price, $0.032, e xercise price, $0.10, term remaining  1.083 years , v olatility 52.5%, a nnual risk-free interest rate, 0.5%, exercise period , this w arrant shall be exercisable, in whole or in part, on or after 9:00 am Eastern Time, January 1st, 2020, and until 5:00 pm Eastern Time, December 29th, 2023 (the “Exercise Period”). At November 30, 2022 there was $0 in intrinsic value of outstanding stock warrants.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of November 30, 2022 and November 30, 2021.

NOTE 5 – INCOME TAXES

The Company has approximately $1,740,746 in available net operating loss (NOL) carryovers available to reduce future income taxes as of November 30, 2022. These carryovers expire at various dates through the year 2040.

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

On March 22, 2022 the Company was served a summons, filed March 18, 2022, related to a civil lawsuit by Ajuni Properties, LLC. (plaintiff) versus BorrowMoney.Com, Inc. (defendant). The claim relates to the nonpayment of leased office space and the amount of claim is between $15,000 - $30,000. The Company has reflected an accrual on its balance sheet of approximately $13,000 included in Due to Related Party.

On March 27, 2022 the Company was served a summons, filed March 18, 2022, related to a civil lawsuit by Harthorne Capital, Inc. (plaintiff) versus BorrowMoney.Com, Inc. (defendant). The claim relates to the outstanding line of credit, and the amount of claim is between $8,000 - $15,000. The Company currently reflects the outstanding balance of $13,033 on its balance sheet under the line item – Line of credit – related party.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through January 11, 2023, the date the financial statements were available to be issued. There are no subsequent events to report.

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

The Company will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) in which the Company has total annual gross revenue of at least $1.07 billion, or (b) in which is deemed to be a large accelerated filer, which means the market value of common stock that is held by non-affiliates exceeds $700 million, and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Management Changes

On December 01, 2022, the Board of Directors of BorrowMoney.com, Inc. appointed Anne Marie Chipolone as a Director of BorrowMoney.com, Inc.

An 8-K was filed on December 1, 2022.

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

(000’s)
Legal and Professional Fees	$50.0
Web Hosting Service, and Maintenance	8.0
Subcontracting Services	280.0
Office Expenses	5.0
IT Maintenance and Service	10.0
Domain Names Hosting, Service, and Maintenance	2.5
Website Development and Related Service	15.0
Licenses and Permits	3.5
Marketing and Advertising	50.0
Bank Charges and Credit Card Processing Fees	3.0
Rent	25.0
Dues and Subscriptions	7.5
Computer Expenses	5.0
Transfer and Recording Costs	10.0
Office Space Rent	22.0
Telephone Service	3.5
Total	$500.0

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

Results of Operations

Three Months ended November 30, 2022, as compared to November 30, 2021

The Company had $0 in revenue for the three-month period ended November 30, 2022, and $3,600 in the three months ended November 30, 2021. Operating expenses for the three-month period ended November 30, 2022, were $28,150 compared to $19,168 for the three-month period ending November 30, 2021. Other expense (interest expense) for the three-month period ended November 30, 2022, was $9,780 compared to 9,397 for the three-month period ending November 30, 2021.

Financial Position, Liquidity and Capital Resource

As of November 30, 2022, all cash loaned to the Company to pay its operating and development expenses has been furnished by loans from its founder and President, Aldo Piscitello, as well as from the sale of equity and advances by related parties and advances from a line of credit. Additionally, the Company anticipates selling shares of the Company through a private offering of its securities to supplement its capital requirements in the future, as funding is needed.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 22, 2022 the Company was served a summons, filed March 18, 2022, related to a civil lawsuit by Ajuni Properties, LLC. (plaintiff) versus BorrowMoney.Com, Inc. (defendant). The claim relates to the nonpayment of leased office space and the amount of claim is between $15,000 - $30,000. The Company has reflected an accrual on its balance sheet of approximately $13,000 included in Due to Related Party.

On March 27, 2022 the Company was served a summons, filed March 18, 2022, related to a civil lawsuit by Harthorne Capital, Inc. (plaintiff) versus BorrowMoney.Com, Inc. (defendant). The claim relates to the outstanding line of credit, and the amount of claim is between $8,000 - $15,000. The Company currently reflects the outstanding balance of $13,033 on its balance sheet under the line item – Line of credit – related party.

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: January 11, 2023	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

