Form 10-Q
period 2023-05-31
BorrowMoney.com, Inc.
filed 2023-07-13
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BorrowMoney.com, Inc.

Balance Sheet

	(Unaudited)
	May 31, 2023	August 31, 2022
Assets

Cash	$4,440	$4,025

Total current assets	4,440	4,025

Total Assets	$4,440	$4,025

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$29,387	$31,075
Line of credit – related party	13,033	13,033
Accrued Interest	190,700	160,353
Due to related party	14,738	14,738
Note payable - related party, current portion	525,098	462,744
Total current liabilities	772,956	681,943

Total liabilities	$772,956	$681,943

Commitments and Contingencies (see Note 6)

Stockholders’ deficit:
Preferred stock, 100,000,000 $0.001 par value shares authorized none issued or outstanding	-	-
Common stock, 500,000,000 shares authorized $0.001 par value; 111,619,561 issued and outstanding	111,619	111,619
Stock subscription receivable	(4,000)	(4,000)
Additional paid-in capital	1,037,873	1,037,873
Accumulated deficit	(1,914,008)	(1,823,410)
Total stockholders’ deficit	(768,516)	(677,918)

Total Liabilities and Stockholders’ Deficit	$4,440	$4,025

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Revenue	$-	$-	$-	$24,930

Operating expenses:
General and administrative	17,205	28,206	60,242	111,024
Total operating expenses	17,205	28,206	60,242	111,024

Income (loss) from operations	(17,205)	(28,206)	(60,242)	(86,094)

Other expense:
Arbitration settlement	-	-	-	(605,111)
Interest expense	(10,367)	(9,450)	(30,356)	(28,455)
Total other expenses	(10,367)	(9,450)	(30,356)	(633,566)

Net loss before income taxes	(27,571)	(37,656)	(90,598)	(719,660)
Income taxes	-	-	-	-

Net loss	$(27,571)	$(37,656)	$(90,598)	$(719,660)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	111,619,561	111,614,011	111,619,561	110,246,545

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Stock		Total
		Common	Paid-In	Subscription	Accumulated	Stockholders’
	Shares	Stock	Capital	Receivable	Deficit	Deficit
Balance at August 31, 2021	109,475,000	$109,475	$350,475	$(4,000)	$(1,081,936)	$(625,986)
Shares issued for cash	20,000	20	9,980			10,000
Net loss	-	-	-	-	(24,965)	(24,965)
Balance at November 30, 2021	109,495,000	109,495	360,455	(4,000)	(1,106,901)	(640,951)
Shares issued for cash, services and legal settlement	2,085,286	2,085	665,675	-	-	667,760
Net loss	-	-	-	-	(657,038)	(657,038)
Balance at February 28, 2022	111,580,286	$111,580	$1,026,130	$(4,000)	$(1,763,939)	$(630,229)
Shares issued for services	39,275	39	11,743	-	-	11,782
Net loss	-	-	-	-	(37,656)	(37,656)
Balance at May 31, 2022	111,619,561	111,619	1,037,873	(4,000)	(1,801,595)	(656,103)

Balance at August 31, 2022	111,619,561	$111,619	$1,037,873	$(4,000)	$(1,823,410)	$(677,918)
Net Loss	-	-	-	-	(37,916)	(37,916)
Balance at November 30, 2022	111,619,561	111,619	1,037,873	(4,000)	(1,861,326)	(715,834)
Net loss	-	-	-	-	(25,111)	(25,111)
Balance at February 28, 2023	111,619,561	$111,619	$1,037,873	$(4,000)	$(1,886,437)	$(740,945)
Net loss	-	-	-	-	(27,571)	(27,571)
Balance at May 31, 2023	111,619,561	$111,619	$1,037,873	$(4,000)	$(1,914,008)	$(768,516)

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Cash Flows

(unaudited)

	For the nine	For the nine
	months ended	months ended
	May 31, 2023	May 31, 2022
Cash flows from operating activities:
Net loss	$(90,598)	$(719,660)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation – arbitration settlement		605,111
Stock based compensation - other		39,332

Changes in net assets and liabilities
Accounts payable and accrued expenses	(1,687)	(2,276)
Accrued interest	30,346	27,219
Cash used in operating activities:	(61,939)	(50,274)

Cash flows from financing activities:
Proceeds from line of credit – related party	-	1,236
Proceeds from sale of common stock	-	45,100
Advances-related party	-	1,995
Proceed/(Payments) on note payable-related party	62,354	(3,760)

Cash provided by financing activities	62,354	44,571

Change in cash	415	(5,703)
Cash- beginning of period	4,025	9,316
Cash-end of period	$4,440	$3,613

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited interim financial statements

BORROWMONEY.COM, INC.

Notes to the Financial Statements

May 31, 2023

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

The interim unaudited financial statements as of May 31, 2023, and for the three and nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes filed with the SEC for the year ended August 31, 2022.

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on May 31, 2023 and August 31, 2022.

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

Stock-Based Awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No awards were granted for the three months ended May 31, 2023 and the year ended August 31, 2022.

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

Loss Per Common Share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2023 and August 31, 2022, there were 50,000 warrants and no potentially dilutive securities outstanding, respectively, all of which were excluded from loss per share calculation due to their anti-dilutive effect.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

In connection with a related party promissory note, the Company has an accrued interest obligation as of May 31, 2023, and August 31, 2022 of $190,700 and $160,353, respectively. The note was due on September 1, 2021 and was not paid off due to limited capital. As such, the parties agreed to continue the note at 8% until sufficient funds are available to pay off the loan. As of May 31, 2023 and August 31, 2022, the outstanding principal balance was $525,098 and $462,744, respectively.

The Company utilizes approximately 1,500 square feet of office space in 512 Bayshore Dr, Fort Lauderdale Florida. The space is owned by the President and is provided without charge to the Company.

The Company obtained a line of credit from a Delaware Corporation (owned by the outgoing CFO) on November 30, 2020. Total advanced and accrued interest under this line of credit is $13,033 for the period ending May 31, 2023 and $13,033 for the year ending August 31, 2022. The line matured on November 25, 2021 and carries a default interest rate of 17%.

NOTE 4 - EQUITY

Common Stock Warrants

In July 2019, the Company granted common stock warrants to purchase 50,000 shares of common stock to a service provider. The warrants have a 4.4 year term and an exercise price of $0.10 per share. The warrants are fully earned upon issuance and become exercisable on January 1, 2020. As of May 31, 2023, the warrants have not been exercised. The Company initially valued the warrants using the Black-Scholes model with the following key assumptions: stock price, $1.00, exercise price, $0.10, term remaining, 4.4 years, volatility, 292%, annual risk-free interest rate, 1.8%.

As of May 31, 2023, the Company valued the warrants using the Black-Scholes model with the following key assumptions: stock price, $0.0115, exercise price, $0.10, term remaining 0.583 years, volatility 52.5%, annual risk-free interest rate, 0.5%, exercise period; this warrant shall be exercisable, in whole or in part, on or after 9:00 am Eastern Time, January 1st, 2020, and until 5:00 pm Eastern Time, December 29th, 2023 (the “Exercise Period”). At May 31, 2023 there was $0 in intrinsic value of outstanding stock warrants.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of May 31, 2023 and May 31, 2022.

NOTE 5 – INCOME TAXES

The Company has approximately $1,793,429 in available net operating loss (NOL) carryovers available to reduce future income taxes as of May 31, 2023. These carryovers expire at various dates through the year 2040.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of May 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through July 10, 2023, the date the financial statements were available to be issued. There are no subsequent events to report.

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

Results of Operations

Three Months ended May 31, 2023, as compared to May 31, 2022

The Company had $0 in revenue for the three-month period ended May 31, 2023, and $0 in the three months ended May 31, 2022. Operating expenses for the three-month period ended May 31, 2023, were $17,205 compared to $28,206 for the three-month period ending May 31, 2022. Other expense (interest expense) for the three-month period ended May 31, 2023, was $10,367 compared to 9,450 for the three-month period ending May 31, 2022.

Financial Position, Liquidity and Capital Resource

As of May 31, 2023, all cash loaned to the Company to pay its operating and development expenses has been furnished by loans from its founder and President, Aldo Piscitello, as well as from the sale of equity and advances by related parties and advances from a line of credit. Additionally, the Company anticipates selling shares of the Company through a private offering of its securities to supplement its capital requirements in the future, as funding is needed.

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: July 13, 2023	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting
Officer, Secretary, Treasurer, and Chairman of Board of Directors

