Form 10-K
period 2023-08-31
BorrowMoney.com, Inc.
filed 2023-12-14
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

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

The aggregate market value of the Company’s common stock held by non-affiliates of 9,175,000 shares computed by reference to the closing bid price of the Company’s common stock of $0.0125, as of the last business day of the registrant’s most recently completed year end, was approximately $114,688 on August 31, 2023.

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

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the fiscal year ended August 31, 2023 (the “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements related to our anticipated financial performance, business prospects and strategy; anticipated trends and prospects in the various industries in which our businesses operate; new products, services and related strategies; and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. The use of words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements.

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

The Company generated $0 revenues for the year ending August 31, 2023 and $24,930 for the year ending August 31, 2022.

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

Item 3. Legal Proceedings

On March 22, 2022 the Company was served a summons, filed March 18, 2022, related to a civil lawsuit by Ajuni Properties, LLC. (plaintiff) versus BorrowMoney.Com, Inc. (defendant). The claim relates to the nonpayment of leased office space and the amount of claim is between $15,000 - $30,000. The Company has reflected an accrual on its balance sheet of approximately $13,000 as of August 31, 2023 included in Due to Related Party.

On March 27, 2022 the Company was served a summons, filed March 18, 2022, related to a civil lawsuit by Harthorne Capital, Inc. (plaintiff) versus BorrowMoney.Com, Inc. (defendant). The claim relates to the outstanding line of credit, and the amount of claim is between $8,000 - $15,000. The Company currently reflects the outstanding balance of $13,033 as of August 31, 2023 on its balance sheet under the line item – Line of credit – related party.

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

The following table sets forth the high and low sale prices for the period from September 1, 2022, through August 31, 2023. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year	Period	High Sales Price	Low Sales Price
2023	First Quarter (Sep 1, 2022, to Nov 30, 2022)	$0.0350	$0.0320
2023	Second Quarter (Dec 1, 2022, to Feb 28, 2023)	$0.0405	$0.0350
2023	Third Quarter (Mar 1, 2023, to May 31, 2023)	$0.0298	$0.0200
2023	Fourth Quarter (Jun 1, 2023, to Aug 31, 2023)	$0.0125	$0.0120

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

Management Changes

On December 1, 2022, the Board of Directors of BorrowMoney.com, Inc. accepted the appointment of Anne Marie Chipolone as a director of the BorrowMoney.com, Inc.

On September 1, 2023 the Board of Directors of BorrowMoney.com, Inc. accepted the appointment of Aldo Piscitello as President and Aldo Piscitello as Secretary of BorrowMoney.com, Inc.

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

Results of Operations

The Company had $0 in revenues for the year ended August 31, 2023 and $24,930 for the year ended August 31, 2022. The revenue decline is primarily attributed to the strategic shift in focus during the year ending August 31, 2023. While revenue for 2022 was non-mortgage related, 2023 saw no revenue due to the company’s dedicated resources in addressing unwarranted lawsuits from the former CFO. The company aims to resume revenue generation post-lawsuit conclusion, prioritizing financial stability and sustainable growth. Operating expenses for the year ended August 31, 2023 were $64,126 compared to $121,552 for the year ended August 31, 2022. Other expense for the year ended August 31, 2023 were $30,333 compared to $643,302 for the year ended August 31, 2022. The decrease in other expense was primarily due to fees of $605,111 incurred in the second quarter of 2022, related to the settlement with William Coburn, which was settled with the issuance of unrestricted common stock.

The following table provides selected financial data about the Company as of August 31, 2023, and August 31, 2022.

Balance Sheet Date (000’s)	August 31, 2023	August 31, 2022

Cash	$48.8	$4.0
Total Assets	$55.798	$4.0
Total Liabilities	$828.1	$681.9
Stockholders’ Deficit	$(772.4)	$(677.9)
Working Capital Deficit	$(751.6)	$(677.9)

As of August 31, 2023, the Company’s cash balance was $48,818 compared to $4,025 as of August 31, 2022, and our total assets as of August 31, 2023, were $55,798.

As of August 31, 2023, the Company had total liabilities of $828,175 compared with total liabilities of $681,943 as of August 31, 2022. The increase in total liabilities for the year ended August 31, 2023, was primarily the result of an increase in accrued interest and notes.

The Company had $65,228 of cash used in operating activities for the year ended August 31, 2023, compared to $63,448 of cash used in operating activities for the year ended August 31, 2022.

The Company had $8,332 of cash used in investing activities for the year ended August 31, 2023, compared to $0 of cash used in investing activities for the year ended August 31, 2022.

The Company had $118,354 cash provided by financing activities for the year ended August 31, 2023, compared to $58,158 of cash provided by financing activities for the year ended August 31, 2022.

Financial Position, Liquidity and Capital Resource

As of August 31, 2023, all cash loaned to the Company to pay its operating and development expenses has been furnished by loans from its founder and President, Aldo Piscitello, as well as from the sale of equity and advances by related parties and advances from a line of credit. Additionally, the Company anticipates selling shares of the Company through a private offering of its securities to supplement its capital requirements in the future, as funding is needed.

Interest expense of $41,269 and $38,192 for the years ended August 31, 2023, and 2022, respectively, was the result of accruals related to shareholder and related party.

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on August 31, 2023 and August 31, 2022.

Revenue Recognition - The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customer.” The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

Item 8. Financial Statements and Supplementary Data

Certified Public Accountants and Advisors

A PCAOB Registered Firm

817-721-0341 bartoncpafirm.com Cypress, Texas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Borrowmoney.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Borrowmoney.com, Inc. as of August 31, 2023, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Borrowmoney.com, Inc. as of August 31, 2023, and the results of its operations and its cash flows for the year ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Borrowmoney.com, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Borrowmoney.com, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has yet to generate revenue from intended operations, has a net capital deficiency, and therefore a substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters

We have served as Borrowmoney.com, Inc.’s auditor since 2023.

Cypress, Texas

December 11, 2023

PCAOB ID: 6968

BorrowMoney.com, Inc.

Consolidated Balance Sheets

	August 31, 2023	August 31, 2022
Assets
Current assets:
Cash	$48,819	$4,025
Total current assets	48,819	4,025
Non-current assets:
Software Development	6,979	-
Total noncurrent assets	6,979	-

Total Assets	$55,798	$4,025

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$17,694	$31,075
Line of credit – related party	-	13,033
Accrued interest	201,612	160,353
Due to related party	-	14,738
Note payable-related party, current portion	581,098	462,744
Total current liabilities	800,404	681,943
Non-current liabilities:
Line of credit – related party	13,033	-
Due to related party	14,738	-
Total non-current liabilities	27,771	-

Total Liabilities	$828,175	$681,943

Commitments and Contingencies (see note 6)

Stockholders’ deficit:
Preferred stock, 100,000,000 $0.001 par value shares authorized none issued and outstanding at August 31, 2023, and 2022	-	-
Common stock, 500,000,000 shares authorized $0.001 par value; 111,619,561 and 111,619,561 shares issued and outstanding on August 31, 2023 and 2022, respectively	111,619	111,619
Stock subscription receivable	(4,000)	(4,000)
Additional paid-in capital	1,037,873	1,037,873
Accumulated deficit	(1,917,869)	(1,823,410)
Total stockholders’ deficit	(772,377)	(677,918)

Total Liabilities and Stockholders’ Deficit	$55,798	$4,025

The accompanying notes to the financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Consolidated Statements of Operations

	For the year ended	For the year ended
	August 31, 2023	August 31, 2022

Revenue	$-	$24,930

Cost of goods sold	-	1,550

Gross Profit	-	23,380

Operating expenses:

Professional fees	15,500	47,386
Legal fees	23,928	21,672
General and administrative	24,698	52,494
Total operating expenses	64,126	121,552

Loss from operations	(64,126)	(98,172)

Other income (expense):
Other Ordinary Income	10,936	-
Arbitration settlement	-	(605,111)
Interest expense	(41,269)	(38,191)
Total other income (expenses)	(30,333)	(643,302)

Net loss before income taxes	(94,459)	(741,474)

Income tax expense	-	-

Net loss	$(94,459)	$(741,474)

Basic and diluted per common share amounts:
Basic and diluted net loss per share	$(0.0008)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	111,619,561	110,592,620

The accompanying notes to the financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional	Stock		Total
	Shares	Common Stock	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Deficit

Balance at August 31, 2021	109,475,000	$109,475	$350,475	$(4,000)	$(1,081,936)	$(625,986)

Shares issued for cash	118,200	118	44,982	-	-	45,100
Shares issued for services	50,633	50	28,314	-	-	28,364
Shares issued for legal settlement	1,975,728	1,976	614,102	-	-	616,078
Net loss	-	-	-	-	(741,474)	(741,474)
Balance at August 31, 2022	111,619,561	$111,619	$1,037,873	$(4,000)	$(1,823,410)	$(677,918)

Net loss	-	-	-	-	(94,459)	(94,459)
Balance at August 31, 2023	111,619,561	$111,619	$1,037,873	$(4,000)	$(1,917,869)	$(772,377)

The accompanying notes to the financial statements are an integral part of these financial statements

BorrowMoney.com, Inc.

Statements of Cash Flows

	For the year ended	For the year ended
	August 31, 2023	August 31, 2022
Cash flows from operating activities:
Net loss	$(94,459)	$(741,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash item: Amortization expense	1,353	-
Stock based compensation - arbitration settlement	-	605,111
Stock based compensation - other	-	39,331
Changes in net assets and liabilities
Accounts payable and accrued expenses	(13,382)	(2,829)
Accrued interest	41,259	36,413
Cash (used in) operating activities	(65,229)	(63,448)

Cash flows from investing activities
Software Development	(8,332)	-
Cash used in investing activities	(8,332)	-

Cash flows from financing activities:
Net change in note payable - related party	118,354	9,283
Net change in due to related party	-	1,995
Net change in line of credit – related party	-	1,779
Proceeds from sale of common stock	-	45,100
Cash provided by financing activities	118,354	58,157

Net change in cash	44,793	(5,291)
Cash-beginning of period	4,025	9,316
Cash-end of period	$48,818	$4,025

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these financial statements

BORROWMONEY.COM, INC.

Notes to the Financial Statements

For the Years Ended August 31, 2023, and 2022

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

Going Concern - The Company adopted Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has earned $0 in revenue for the year ended August 31, 2023 and $24,930 for the year ended August 31, 2022.

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on August 31, 2023 and August 31, 2022.

Website Development Costs - The Company accounts for website development costs in accordance with Accounting Standards Codification (“ASC”) 350-50, Website Development Costs (“ASC 350-50”). All costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50 which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the website are expensed as incurred. The Company capitalizes external website development costs (“website costs”), which primarily include third-party costs related to acquiring domains and developing applications, as well as costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. The Company capitalized $8,332 and $0 for website costs for the years ended August 31, 2023 and August 31, 2022, respectively.

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal years ended August 31, 2023, and 2022 there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Revenue Recognition - The Company recognizes revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customer (“ASU No. 2014-09”). The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements-:

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

Stock-Based Awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal years ended August 31, 2023 and August 31, 2022, no awards were granted.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of August 31, 2023 the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

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

Loss Per Common Share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2023 and August 31, 2022 there were 50,000 warrants and no potentially dilutive securities outstanding, respectively, all of which were excluded from loss per share calculation due to their anti-dilutive effect.

Related Party Transactions - The Company follows ASC 850-10, Related Party Disclosures (“ASC 850-10”), for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recently issued accounting pronouncements – The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

In connection with a related party promissory note, the Company has an accrued interest obligation as of August 31, 2023, and August 31, 2022 of $201,612 and $160,353, respectively. The note was due on September 1, 2022 and was not paid off due to limited capital. As such, the parties agreed to continue the note at 8% until sufficient funds are available to pay off the loan. As of August 31, 2023, and 2022, the outstanding principal balance was $581,098 and $462,744, respectively. The whole amount is currently classified as current liability on or before March 2024 based on the agreement.

The Company utilizes approximately 1,500 square feet of office space in 512 Bayshore Dr, Fort Lauderdale Florida. The space is owned by the President and is provided without charge to the Company. In addition, the Company utilized approximately 1,200 square feet of office space at 4403 Peters Road, Fort Lauderdale, Florida for at a total rental charge of $14,500 for the year ending August 31, 2022. The Company did not utilize the space in 2023.

The Company obtained a line of credit from a Delaware Corporation (owned by the former CFO) on November 30, 2020. Total advanced under this line of credit, to include interest, is $13,033 for the year ending August 31, 2023 and $13,033 for the year ending August 31, 2022. The line matured on November 25, 2022 and carries a default interest rate of 17%.

NOTE 4 - EQUITY

Common Stock Warrants

In July 2019, the Company granted common stock warrants to purchase 50,000 shares of common stock to a service provider. The warrants have a 4.4 year term and an exercise price of $0.10 per share. The warrants are fully earned upon issuance and become exercisable on January 1, 2020. As of August 31, 2023, the warrants have not been exercised. The Company valued the warrants using the Black-Scholes model with the following key assumptions ranging from: stock price, $1.00, exercise price, $0.10, term remaining 4.4 years, volatility 292%, annual risk-free interest rate, 1.8%.

As of August 31, 2023, the Company valued the warrants using the Black-Scholes model with the following key assumptions: stock price, $0.0125, exercise price, $0.10, term remaining 0.33 year, volatility 52.5%, annual risk-free interest rate, 0.5%, exercise period; this warrant shall be exercisable, in whole or in part, on or after 9:00 am Eastern Time, January 1st, 2020, and until 5:00 pm Eastern Time, December 29th, 2023 (the “Exercise Period”).. At August 31, 2023 there was $0 in intrinsic value of outstanding stock warrants.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of August 31, 2023, and 2022.

NOTE 5 – INCOME TAXES

The Company has approximately $1,766,942 as of August 31, 2023, in available net operating loss (NOL) carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2040. The Company has adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. The Company has determined it is more likely than not that these timing differences will not materialize and have provided a valuation allowance against its entire net deferred tax asset of approximately $464,567.

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

The components of the current and deferred provision at August 31, 2023 and 2022 were as follows:

Following is a summary of the components giving rise to the tax provision.

	August 31, 2023	August 31, 2022
Currently payable:
Federal	$-	$-
State	-	-
Total currently payable:	-	-

Increase (decrease) in Deferred:
Federal	(19,836)	(155,710)
State	(5,195)	(40,781)
Total Deferred:	(25,031)	(196,491)
Allowance	25,031	196,491
Net deferred	-	-
Total income tax provision (benefit)	$-	$-

	August 31, 2023	August 31, 2022
Individual components giving rise to the deferred tax assets are as follows:
Futures tax benefit arising from net operating loss carryovers	$464,567	$439,536
Less valuation allowance	(464,567)	(439,536)
Net deferred	$-	$-

For the fiscal years ended August 31, 2023 and 2022, the valuation allowance increased primarily as a result of the increase in net operating losses. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

NOL Carryforwards and Other Matters

The Company files income tax returns in the U.S. federal jurisdiction and the state of Florida. The Company’s federal and state tax years for the 2019 fiscal year and forward are subject to examination by taxing authorities.

The Company did not have any unrecognized tax benefits as of August 31, 2023, and 2022. The Company’s policy is to account for any interest expense and penalties for unrecognized tax benefits as part of the income tax provision. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The item accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	For the Year	For the Year
	Ended	Ended
	August 31, 2023	August 31, 2022
Income tax at federal statutory rate	(21.00)%	(21.00)%
State tax, net of federal effect	(5.50)%	(5.50)%
	(26.50)%	(26.50)%
Valuation allowance	26.50%	26.50%
Effective rate	0.00%	0.00%

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

On March 22, 2022 the Company was served a summons, filed March 18, 2022, related to a civil lawsuit by Ajuni Properties, LLC. (plaintiff) versus BorrowMoney.Com, Inc. (defendant). The claim relates to the nonpayment of leased office space and the amount of claim is between $15,000 - $30,000. The Company has reflected an accrual on its balance sheet of approximately $14,000 as of August 31, 2023.

On March 27, 2022 the Company was served a summons, filed March 18, 2022, related to a civil lawsuit by Harthorne Capital, Inc. (plaintiff) versus BorrowMoney.Com, Inc. (defendant). The claim relates to the outstanding line of credit and the amount of claim is between $8,000 - $15,000. The Company currently reflects the outstanding balance of $13,033 as of August 31, 2023 on its balance sheet under the line item – Line of credit – related party.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through December 11, 2023, the date the financial statements were available to be issued. There are no subsequent events to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 21, 2023, BorrowMoney.com, Inc. (“BorrowMoney.com” or “Company”), (OTC: BWMY), announced that on March 21, 2023, its board of directors unanimously approved a change in auditors from ACCELL AUDIT & COMPLINCE, P.A. to BARTON CPA, a Texas CPA firm. The Company had chosen to use a more accessible CPA firm.

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

Management assessed the effectiveness of its internal control over financial reporting as of August 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management concluded that its internal control over financial reporting was not effective as of August 31, 2023, due to the existence of the material weaknesses as of August 31, 2023, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Changes in Internal Controls over Financial Reporting

There were no changes to the Company’s internal controls over financial reporting, during the year ended August 31, 2023, that have been materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Title	Held Position Since
Aldo Piscitello	70	Director	August, 2010
Svetlana Coliban	34	Director	November 2018
Anne Marie Chipolone	59	Director	December 2022

The name, age and position of the Company’s officer(s) are set forth below:

Name	Age	Title	Held Position Since
Aldo Piscitello	70	President/CEO/Secretary/Treasurer	August, 2010

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

Anne Marie Chipolone – Director

Effective November 30, 2022, the Board of Directors of the Company appointed Anne Marie Chipolone, age 59, as a director of the Company until the next regular meeting of shareholders or until his successor is elected and qualified. He shall also continue to serve as Director of Borrowmoney.com, Inc.

Ms. Chipolone

●	Provide excellent customer service and quick problem-solving skills in support of advertising, ad design, and ad placement.
●	Manage administrative tasks such as managing files, completing documents.
●	Administer emails, presentation, appointments, and travel.

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

Board and Committee Meetings

The Board of Directors held no formal meetings during the year ended August 31, 2023. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to applicable and the Company’s Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2023, the Company did not affect any material changes to the procedures by which its stockholders may recommend nominees to the Board of Directors. The Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by its stockholders. The Board of Directors has determined that it is in the best position to evaluate the company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on its Board of Directors. If stockholders wish to recommend candidates directly to its board, they may do so by sending communications to the president of the Company at the address on the cover of this annual report.

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

Salaries paid in 2023 and 2022*

Aldo Piscitello – Director, Chief Executive Officer, CFO, Secretary, Treasurer, and President	2023	-
	2022	-
Andrew Trumbach – Past CFO	2023	$-
Houston Reid – Past COO	2022	$21,000

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. There have been no changes in the Company’s compensation policies since August 31, 2023.

Compensation Discussion and Analysis/Employment and Other Agreements

The Company’s directors and executive officers did not receive an employment salary during the fiscal year ended August 31, 2023 and August 31, 2022.

Stock Option Grants

To date, the Company has not granted any stock options to any officer or director or any other employee. The Company has not adopted any stock option or any other similar compensation plan.

Director Compensation

During 2023, Directors were entitled to reimbursement for expenses in attending meetings, but received no other compensation for services as Directors. Directors who were employees, were entitled to receive compensation for services other than as director. No compensation has been paid to Directors for services. There were no formal or informal arrangements or agreements to compensate Directors for services provided as a director during 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of August 31, 2023 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock, based on 111,619,561 shares outstanding as of August 31, 2023, (ii) each of the directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. The Company believes that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of August 31, 2023, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

The principal stockholder and President have funded the company via loans from time to time. As of August 31, 2023, the total amount of such lending was $581,098. Such amount was memorialized as a note payable by the Company with interest at the rate of eight (8%) per annum, which is payable on demand. In connection with the note, the Company has an accrued interest obligation as of August 31, 2023 of $201,612.

The past CFO advanced $13,330, as of August 31, 2023, under a line of credit from a company owned by the past CFO.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2023 and for fiscal year ended August 31, 2022 for the audit of the Company’s annual financial statements and review of the financial statements, included in the Form 10-K and services that are normally provided by the accountant in connection with statutory and regulatory filings, or engagements for these fiscal periods are as follows:

	August 31,
	2023	2022
Audit & Related Fees	$15,000	$20,525
Tax Fees	-	-
	$15,000	$20,525

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

BorrowMoney.com, Inc.

Dated: December 14, 2023	By:	/s/ Aldo Piscitello
Aldo Piscitello
Chief Executive Officer, CFO and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1933, this registrant statement has been signed by the following persons in the capacities and on the dates indicated.

/s/ Aldo Piscitello	Chief Executive Officer, CFO	December 14, 2023
Aldo Piscitello	Chairman of Board of Directors

/s/ Svetlana Coliban	Director	December 14, 2023
Svetlana Coliban

EXHIBIT INDEX

Exhibit Number		Filed or Furnished Herewith	Form	Exhibit Number	File No.
3.1	Articles of Incorporation of Sports.Com, Inc.		S-1/A	3.1	333-208854
3.2	Articles of Amendment to Articles of Incorporation changing the name of the Company to Lumigene Corporation		S-1/A	3.2	333-208854
3.3	Articles of Amendment to Articles of Incorporation changing the name of the Company to IBMS, Inc.		S-1/A	3.4	333-208854
3.4	Articles of Amendment to Articles of Incorporation changing the name of the Company to Horizon Group Holdings, Inc.		S-1/A	3.3	333-208854
2.5	Articles of Amendment to Articles of Incorporation changing the name of the Company to BorrowMoney.com, Inc.		S-1/A	3.5	333-208854
2.6	Amended Bylaws		S-1/A	3.6	333-208854
10.1	Line of Credit Promissory Note in the amount of $500,000 payable to Aldo Piscitello dated March 21, 2013		S-1/A	10.1	333-208854
10.2	Written Description by E-Wiz Solutions, Inc.		S-1/A	10.2	333-208854
10.3	Demand Note payable to Aldo Piscitello dated March 1, 2017		S-1/A	10.3	333-208854
10.4*	Form of Service Warrants (July 2019)	X
10.5*	Form of Subscription Agreement (September 2019)	X
14.1*	Code of Ethics	X
21.1	Subsidiaries		S-1/A	21.1	333-208854
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

