Form 10-Q
period 2023-11-30
BorrowMoney.com, Inc.
filed 2024-01-16
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

As of November 30, 2023, the registrant had 111,619,561 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Balance Sheet

	(Unaudited)
	November 30, 2023	August 31, 2023
Assets
Current assets:
Cash	$1,373	$48,819
Total current assets	1,373	48,819
Non-current assets:
Software development	6,563	6,979
Total noncurrent assets	6,563	6,979

Total Assets	$7,936	$55,798

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,227	$17,694
Accrued interest	222,548	201,612
Note payable-related party, current portion	547,737	581,098
Total current liabilities	773,512	800,404
Non-current liabilities:
Line of credit – related party	13,033	13,033
Due to related party	13,490	14,738
Other long term liabilities	14,095	-
Total non-current liabilities	40,618	27,771

Total Liabilities	$814,130	$828,175

Commitments and Contingencies (see note 6)

Stockholders’ deficit:
Preferred stock, 100,000,000 $0.001 par value shares authorized none issued and outstanding at November 30, 2023 and August 31, 2023	-	-
Common stock, 500,000,000 shares authorized $0.001 par value; 111,619,561 and 111,619,561 shares issued and outstanding on November 30, 2023 and August 31, 2023, respectively	111,619	111,619
Stock subscription receivable	(4,000)	(4,000)
Additional paid-in capital	1,037,873	1,037,873
Accumulated deficit	(1,951,686)	(1,917,869)
Total stockholders’ deficit	(806,194)	(772,377)

Total Liabilities and Stockholders’ Deficit	$7,936	$55,798

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	November 30, 2023	November 30, 2022

Revenue	$-	$-

Operating expenses:
General and administrative	14,130	28,150
Total operating expenses	14,130	28,150

Loss from operations	(14,130)	(28,150)

Other income (expense):
Other ordinary income	1,248	-
Interest expense	(20,935)	(9,780)
Total other expenses	(19,687)	(9,780)

Net loss before income taxes	(33,817)	(37,930)
Income taxes	-	-

Net loss	$(33,817)	$(37,930)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	111,619,561	111,619,561

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Stock		Total
	Shares	Common Stock	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Deficit

Balance at August 31, 2022	111,619,561	111,619	1,037,873	(4,000)	(1,823,410)	(677,918)
Net loss	-	-	-	-	(37,930)	(37,930)
Balance at November 30, 2022	111,619,561	$111,619	$1,037,873	$(4,000)	$(1,861,340)	$(715,848)
Balance at August 31, 2023	111,619,561	111,619	1,037,873	(4,000)	(1,917,869)	(772,377)
Net loss	-	-	-	-	(33,817)	(33,817)
Balance at November 30, 2023	111,619,561	$111,619	$1,037,873	$(4,000)	$(1,951,686)	$(806,194)

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Cash Flows

(Unaudited)

	For the three months ended	For the three months ended
	November 30, 2023	November 30, 2022
Cash flows from operating activities:
Net loss	$(33,817)	$(37,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash item: Amortization expense	417	-
Changes in net assets and liabilities
Accounts payable and accrued expenses	(372)	(554)
Accrued interest	20,935	9,781
Cash provided by/(used in) operating activities:	(12,837)	(28,703)

Cash flows from financing activities:
Net change in note payable - related party	(33,361)	39,250
Debt written off due to related party, long term	(1,248)	-
Cash provided by/(used in) financing activities	(34,609)	39,250

Change in cash	(47,446)	10,547
Cash- beginning of period	48,819	4,025
Cash-end of period	$1,373	$14,572

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited interim financial statements

BORROWMONEY.COM, INC.

Notes to the Financial Statements

November 30, 2023

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

The interim unaudited financial statements as of November 30, 2023, and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes filed with the SEC for the year ended August 31, 2023.

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on November 30, 2023 and August 31, 2023.

Website Development Costs - The Company accounts for website development costs in accordance with Accounting Standards Codification (“ASC”) 350-50, Website Development Costs (“ASC 350-50”). All costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50 which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the website are expensed as incurred. The Company capitalizes external website development costs (“website costs”), which primarily include third-party costs related to acquiring domains and developing applications, as well as costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. The Company capitalized $0 and $8,332 for website costs on November 30, 2023 and August 31, 2023, respectively.

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

Revenue Recognition – The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customer (ASU 2014-09). The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

Stock-Based Awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No awards were granted for the three months ended November 30, 2023 and the year ended August 31, 2023.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of November 30, 2023 the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

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

Loss Per Common Share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2023 and August 31, 2023, there were 50,000 warrants and no potentially dilutive securities outstanding, respectively, all of which were excluded from loss per share calculation due to their anti-dilutive effect.

Related Party Transactions - The Company follows ASC 850-10, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recently issued accounting pronouncements – The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

In connection with a related party promissory note, the Company has an accrued interest obligation as of November 30, 2023, and August 31, 2023 of $222,548 and $201,612, respectively. The note was due on September 1, 2021 and was not paid off due to limited capital. As such, the parties agreed to continue the note at 15% until sufficient funds are available to pay off the loan. As of November 30, 2023 and August 31, 2023, the outstanding principal balance was $547,737 and $581,098, respectively.

The Company utilizes approximately 1,500 square feet of office space in 512 Bayshore Dr, Fort Lauderdale Florida. The space is owned by the President and is provided without charge to the Company.

The Company obtained a line of credit from a Delaware Corporation (owned by the outgoing CFO) on November 30, 2020. Total advanced and accrued interest under this line of credit is $13,033 for the period ending November 30, 2023 and $13,033 for the year ending August 31, 2023. The line matured on November 25, 2021 and carries a default interest rate of 17%.

NOTE 4 - EQUITY

Common Stock Warrants

In July 2019, the Company granted common stock warrants to purchase 50,000 shares of common stock to a service provider. The warrants have a 4.4 year term and an exercise price of $0.10 per share. As of November 30, 2023, the warrants have not been exercised. The Company initially valued the warrants using the Black-Scholes model with the following key assumptions: stock price, $1.00, exercise price, $0.10, term remaining, 4.4 years, volatility, 292%, annual risk-free interest rate, 1.8%.

As of November 30, 2023, the Company valued the warrants using the Black-Scholes model with the following key assumptions: stock price, $0.0073, exercise price, $0.10, term remaining 0.083 years, volatility 52.5%, annual risk-free interest rate, 0.5%, exercise period; this warrant shall be exercisable, in whole or in part, on or after 9:00 am Eastern Time, January 1st, 2020, and until 5:00 pm Eastern Time, December 29th, 2023 (the “Exercise Period”). At November 30, 2023 there was $0 in intrinsic value of outstanding stock warrants.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of November 30, 2023 and November 30, 2022.

NOTE 5 – INCOME TAXES

The Company has approximately $1,781,072 in available net operating loss (NOL) carryovers available to reduce future income taxes as of November 30, 2023. These carryovers expire at various dates through the year 2040.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of November 30, 2023, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through January 12, 2024, the date the financial statements were available to be issued. The only subsequent event to report is as follows.

As of December 29, 2023, the warrants granted to a service provider in July 2019, entitling the purchase of 50,000 shares of common stock at an exercise price of $0.10 per share, have not been exercised. The warrants, which have a 4.4-year term and became exercisable on January 1, 2020, were initially valued using the Black-Scholes model. As of November 30, 2023, the Company re-evaluated the warrants using updated assumptions, and there was $0 intrinsic value of outstanding stock warrants. The Exercise Period for the warrants, in whole or in part, extends until 5:00 pm Eastern Time, December 29th, 2023.

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

Results of Operations

Three Months ended November 30, 2023, as compared to November 30, 2022

The Company had $0 in revenue for the three-month period ended November 30, 2023, and $0 in the three months ended November 30, 2022. Operating expenses for the three-month period ended November 30, 2023, were $14,130 compared to $28,150 for the three-month period ending November 30, 2022. Other expense (interest expense) for the three-month period ended November 30, 2023, was $20,935 compared to $9,780 for the three-month period ending November 30, 2022.

Financial Position, Liquidity and Capital Resource

As of November 30, 2023, all cash loaned to the Company to pay its operating and development expenses has been furnished by loans from its founder and President, Aldo Piscitello, as well as from the sale of equity and advances by related parties and advances from a line of credit. Additionally, the Company anticipates selling shares of the Company through a private offering of its securities to supplement its capital requirements in the future, as funding is needed.

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

The Company is disputing both claims.

On June 21, 2022, Andrew Trumbach filed an action against BorrowMoney.Com for breach of contract and unpaid wages arising out of an alleged business arrangement between himself and BorrowMoney.Com. Mr. Trumbach’s amount of claim is over $100,000. The Company has decided not to accrue any amount related to the claim, as it believes the claim lacks any arguable basis.

BorrowMoney.com, Inc. acknowledges that it is currently under investigation by the SEC, with a focus on actions involving CEO Mr. Aldo Piscitello. Due to financial constraints, Mr. Piscitello was unable to secure legal representation, and BorrowMoney lacked the necessary funds to produce requested documents. The SEC has outlined potential charges, including Rule 10b-5 sections a, b, and c (the general antifraud rule), Rule 13b-5 (another antifraud rule), Rule 13b2-1 (falsification of public company books and records), Rule 13b2-2 (fraud by a director or officer of a public company), and Rule 13a-14 (falsely certifying that annual and quarterly reports are accurate). Allegations extend to breaches of Section 13D of Exchange Act and Rule 13d-1, 13d-2 (requires filings of beneficial ownership of interest in company and changes in ownership), Section 16A of Exchange Act and Rule 16a-3 (requires filing of statements of beneficial ownership of equity securities), along with accusations of aiding and abetting violations under Section 13(a) (which requires that the company file accurate information with the SEC in periodic reports), Rule 13a-1 (requires filing of accurate annual reports), Rule 12b-20 (requires disclosure of additional information in periodic reports to make other information not misleading), Rule 13a-13 (requires accurate filing of quarterly reports), Section 13b2A (requires that the company make and keep accurate books and records), and Section 13b2b (requires that each company devise and maintain a system of internal accounting controls that record transactions accurately to permit the preparation of financial statements in accordance with GAAP, among other things). The SEC has requested BorrowMoney to enter into a tolling agreement to facilitate settlement discussions regarding these matters.

In response to the allegations and charges, the CEO Mr. Aldo Piscitello affirms that no fraud or improper funds disbursement occurred. BorrowMoney.com, Inc. is closely monitoring the ongoing lawsuit involving Harthorne Capital and former CFO Andrew Trumbach. Upon resolution of this lawsuit, the company intends to disclose accurate facts and work towards a resolution of the matter, addressing the mentioned potential violations.

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: January 16, 2024	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

