Form 10-Q
period 2024-02-29
BorrowMoney.com, Inc.
filed 2024-04-22
CIK 1656501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

BorrowMoney.com, Inc.

Balance Sheet

	(Unaudited)
	February 29, 2024	August 31, 2023
Assets
Current assets:
Cash	$554	$48,819
Total current assets	554	48,819
Non-current assets:
Software development	6,146	6,979
Total noncurrent assets	6,146	6,979

Total Assets	$6,700	$55,798

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,657	$17,694
Total current liabilities	2,657	17,694
Non-current liabilities:
Note payable-related party	555,237	581,098
Line of credit – related party	13,033	13,033
Due to related party	13,490	14,738
Other long term liabilities	257,463	201,612
Total non-current liabilities	839,223	810,481

Total Liabilities	$841,880	$828,175

Commitments and Contingencies (see note 6)

Stockholders’ deficit:
Preferred stock, 100,000,000 $0.001 par value shares authorized none issued and outstanding at February 29, 2024 and August 31, 2023	-	-
Common stock, 500,000,000 shares authorized $0.001 par value; 111,619,561 and 111,619,561 shares issued and outstanding on February 29, 2024 and August 31, 2023, respectively	111,619	111,619
Stock subscription receivable	(4,000)	(4,000)
Additional paid-in capital	1,037,873	1,037,873
Accumulated deficit	(1,980,672)	(1,917,869)
Total stockholders’ deficit	(835,180)	(772,377)

Total Liabilities and Stockholders’ Deficit	$6,700	$55,798

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	8,166	14,902	22,296	43,037
Total operating expenses	8,166	14,902	22,296	43,037

Income (loss) from operations	(8,166)	(14,902)	(22,296)	(43,037)

Other income (expense):
Other ordinary income	-	-	1,248	-
Interest expense	(20,820)	(10,209)	(41,755)	(19,989)
Total other expenses	(20,820)	(10,209)	(40,507)	(19,989)

Net loss before income taxes	(28,986)	(25,111)	(62,803)	(63,026)
Income taxes	-	-	-	-

Net loss	$(28,986)	$(25,111)	$(62,803)	$(63,026)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	111,619,561	111,619,561	111,619,561	111,619,561

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Stock		Total
	Shares	Common Stock	Paid-In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Deficit

Balance at August 31, 2022	111,619,561	$111,619	$1,037,873	$(4,000)	$(1,823,410)	$(677,918)
Net Loss					(37,916)	(37,916)
Balance at November 30, 2022	111,619,561	111,619	1,037,873	(4,000)	(1,861,326)	(715,834)
Net loss	-	-	-	-	(25,111)	(25,111)
Balance at February 28, 2023	111,619,561	$111,619	$1,037,873	$(4,000)	$(1,886,437)	$(740,945)

Balance at August 31, 2023	111,619,561	$111,619	$1,037,873	$(4,000)	$(1,917,869)	$(772,377)
Net Loss					(33,817)	(33,817)
Balance at November 30, 2023	111,619,561	111,619	1,037,873	(4,000)	(1,951,686)	(806,194)
Net loss	-	-	-	-	(28,986)	(28,986)
Balance at February 29, 2024	111,619,561	$111,619	$1,037,873	$(4,000)	$(1,980,672)	$(835,180)

See notes to unaudited interim financial statements

BorrowMoney.com, Inc.

Statements of Cash Flows

(Unaudited)

	For the six months ended	For the six months ended
	February 29, 2024	February 28, 2023
Cash flows from operating activities:
Net loss	$(62,803)	$(63,026)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	833	-
Changes in net assets and liabilities
Accounts payable and accrued expenses	(15,036)	(1,127)
Long term liabilities	55,850	19,980
Cash used in operating activities:	(21,156)	(44,173)

Cash flows from financing activities:
Proceeds from notes payable	9,255	44,252
Repayments of notes payable	(35,116)	-
Extinguishment of related party debt	(1,248)	-
Cash (used in)/provided by financing activities	(27,109)	44,252

Change in cash	(48,265)	79
Cash- beginning of period	48,819	4,025
Cash-end of period	$554	$4,104

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to unaudited interim financial statements

BORROWMONEY.COM, INC.

Notes to the Financial Statements

February 29, 2024

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

The interim unaudited financial statements as of February 29, 2024, and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s financial statements and notes filed with the SEC for the year ended August 31, 2023.

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

Cash and Cash Equivalents - For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents on February 29, 2024 and August 31, 2023.

Website Development Costs - The Company accounts for website development costs in accordance with Accounting Standards Codification (“ASC”) 350-50, Website Development Costs (“ASC 350-50”). All costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with ASC 350-50 which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the website are expensed as incurred. The Company capitalizes external website development costs (“website costs”), which primarily include third-party costs related to acquiring domains and developing applications, as well as costs incurred to develop or acquire and customize code for web applications, costs to develop HTML web pages or develop templates and costs to create initial graphics for the website that included the design or layout of each page. The Company capitalized $0 and $8,332 for website costs on February 29, 2024 and August 31, 2023, respectively.

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

Fair Value of Financial Instruments - The Company’s financial instruments consist of notes payable. Management estimates that the fair value of the notes payable does not differ materially from the aggregate carrying value of these financial instruments recorded (at cost) in the accompanying balance sheets. We have financial assets and liabilities, not required to be measured at fair value on a recurring basis, which primarily consist of payables and debt. The carrying value of payables approximate their fair values due to their short-term nature. Considerable judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Stock-Based Awards - The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No awards were granted for the three months ended February 29, 2024 and the year ended August 31, 2023.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of February 29, 2024 the Company had no unrecognized tax benefits, and the Company had no positions which, in the opinion of management, would be reversed if challenged by a taxing authority.

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

Loss Per Common Share - The basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 29, 2024 and August 31, 2023, there were 50,000 warrants and no potentially dilutive securities outstanding, respectively, all of which were excluded from loss per share calculation due to their anti-dilutive effect.

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

Reclassification of Prior Year Presentation - Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

In connection with a related party promissory note, the Company has an accrued interest obligation as of February 29, 2024, and August 31, 2023 of $243,368 and $201,612, respectively. The note was due on September 1, 2021 and was not paid off due to limited capital. As such, the parties agreed to continue the note until March 21, 2025 at 15% when sufficient funds are available to pay off the loan. As of February 29, 2024 and August 31, 2023, the outstanding principal balance was $555,237 and $581,098, respectively. As of February 29, 2024 and August 31, 2023, accrued interest related to the outstanding principal balance was $243,368 and $201,612, respectively, and is included within Other long-term liabilities.

The Company utilizes approximately 1,500 square feet of office space in 512 Bayshore Dr, Fort Lauderdale Florida. The space is owned by the President and is provided without charge to the Company.

The Company obtained a line of credit from a Delaware Corporation (owned by the outgoing CFO) on November 30, 2020. Total advanced and accrued interest under this line of credit is $13,033 for the period ending February 29, 2024 and $13,033 for the year ending August 31, 2023. The line matured on November 25, 2021 and carries a default interest rate of 17%.

On June 21, 2022, former CFO Andrew Trumbach initiated legal proceedings against BorrowMoney.Com, alleging breach of contract and unpaid wages stemming from a purported business agreement. Mr. Trumbach’s claim exceeds $100,000, with $13,490 constituting a portion thereof. The Company has chosen not to accrue any additional amount beyond the already recorded $13,490, as it asserts the lack of a credible basis for the claim. The disputed sum remains outstanding pending the resolution of the litigation involving Andrew Trumbach.

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

As of December 29, 2023, the Company valued the warrants using the Black-Scholes model with the following key assumptions: stock price, $0.0049, exercise price, $0.10, term remaining 0.00 years, volatility 52.5%, annual risk-free interest rate, 0.5%, exercise period; this warrant shall be exercisable, in whole or in part, on or after 9:00 am Eastern Time, January 1st, 2020, and until 5:00 pm Eastern Time, December 29th, 2023 (the “Exercise Period”). At December 29, 2023 there was $0 in intrinsic value of outstanding stock warrants.

On December 29, 2023, the warrants granted were not exercised.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of February 29, 2024 and November 30, 2023.

NOTE 5 – INCOME TAXES

The Company has approximately $1,789,238 in available net operating loss (NOL) carryovers available to reduce future income taxes as of February 29, 2024. These carryovers expire at various dates through the year 2040.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of February 29, 2024, the Company is reflecting the following contingent liabilities in the financial statements.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through April 22, 2024, the date the financial statements were available to be issued. The only subsequent event to report is as follows.

On March 21, 2024, BorrowMoney.com, Inc. has extended the due date of its Line of Credit 15% Interest Promissory Note from March 21, 2024 to March 21, 2025. The principal amount of $500,000 or so much thereof as may be advanced and outstanding remains unchanged, with interest accruing at the rate of fifteen percent (15%) per annum. This extension provides BorrowMoney.com, Inc. with additional time for repayment and has been duly noted for inclusion in the financial statements.

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

Results of Operations

Three Months ended February 29, 2024, as compared to February 28, 2023

The Company had $0 in revenue for the three-month period ended February 29, 2024, and $0 in the three months ended February 28, 2023. Operating expenses for the three-month period ended February 29, 2024, were $8,166 compared to $14,902 for the three-month period ending February 28, 2023. Other expense (interest expense) for the three-month period ended February 29, 2024, was $20,820 compared to $10,209 for the three-month period ending February 28, 2023.

Financial Position, Liquidity and Capital Resource

As of February 29, 2024, all cash loaned to the Company to pay its operating and development expenses has been furnished by loans from its founder and President, Aldo Piscitello, as well as from the sale of equity and advances by related parties and advances from a line of credit. Additionally, the Company anticipates selling shares of the Company through a private offering of its securities to supplement its capital requirements in the future, as funding is needed.

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

BorrowMoney.com, Inc.
a Florida corporation

Dated: April 22, 2024	By:	/s/ Aldo Piscitello
Aldo Piscitello
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and Chairman of Board of Directors

